Form 10KSB
period 2005-12-31
PAY88
filed 2006-03-28
CIK 1338360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
                   For the fiscal year ended December 31, 2005
                                       OR
|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
                       For the transition period from     to

                       Commission File Number - 333-125581

                                   PAY88, INC.
                                   -----------
                 (Name of small business issuer in its Charter)

                   Nevada                               20-3136572
       -------------------------------              ------------------
       (State or Other Jurisdiction of              (IRS Employer
       Incorporation or Organization)               Identification No.)

                 1053 North Barnstead Road, Barnstead, NH 03225
                 ----------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

                                 (603) 776-6044
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

           Securities registered under Section 12 (b) of the Act: None

             Securities registered under Section 12 (g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     |_| Yes |X| No

State issuer's revenues for its most recent fiscal year: $0

As of March 24, 2006, the aggregate market value of the common stock held by non-affiliates of the Company was not determined because the Company's stock is not publicly traded. As of March 24, 2006, the Company had 10,000,000 shares of Common Stock outstanding.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I
  Item 1.    Description of business...........................................5
  Item 2.    Description of property..........................................14
  Item 3.    Legal proceedings................................................14
  Item 4.    Submission of matters to a vote of security holders..............15

PART II
  Item 5.    Market for common equity and related stockholder matters.........15
  Item 6.    Management's discussion and analysis or plan of operation........15
  Item 7.    Financial statements.............................................16
  Item 8.    Changes in and disagreements with accountants on accounting and financial disclosure.........................................16

  Item 8a.   Controls and procedures..........................................16
  Item 8b.   Other information................................................17

PART III
  Item 9.    Directors, executive officers, promoters and control
             persons; compliance with section 16(a) of the exchange act ......17
  Item 10.   Executive compensation...........................................18
  Item 11.   Security ownership of certain beneficial owners
             and management............................18.
  Item 12.   Certain relationships and related transactions...................19
  Item 13.   Exhibits.........................................................19
  Item 14.   Principal accountant fees and services...........................20

SIGNATURES                                                                    21
CERTIFICATIONS

                                     PART I

      This Form 10-KSB contains forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," or "continue" or the negative of these similar terms. In evaluating these forward-looking statements, you should consider various factors, including those listed below under the heading "Item
1. Risk factors related to our business". The Company's actual results may differ significantly from the results projected in the forward-looking statements. The Company assumes no obligation to update forward-looking statements.

      As used in this Form 10-KSB, references to the "Company," the "Registrant," "we," "our" or "us" refer to North Coast Partners, Inc. unless the context otherwise indicates.


ITEM 1.  DESCRIPTION OF BUSINESS

CORPORATE BACKGROUND

Pay88, Ltd. was incorporated on March 22, 2005 under the laws of the State of New Hampshire. The company subsequently decided to reincorporate in the State of Nevada by merging with and into Pay88, Inc., a Nevada corporation formed for such purpose on July 7, 2005. Such merger was effectuated on August 9, 2005. For accounting purposes this is a capital transaction and the equivalent to the issuance of common stock by the Nevada corporation for the net monetary assets of the New Hampshire corporation, accompanied by a recapitalization.

SUMMARY

We are a development stage company. We are focused on becoming involved in the business of facilitating money transfers from the United States to China. Money transfers are transfers of funds between consumers from one location to another. Our goal is to offer persons in the United States near instantaneous, efficient and secure online money transfer services to China.

In a typical money transfer, we anticipate that a customer located in the United States will conduct money transfer transactions on the internet via our website, which we intend to develop. Utilizing our website, a customer will transfer money using a credit card or a debit from a bank account. The fee paid to us from the sending customer will be based on the amount to be transferred and the location at which the funds are to be received. We expect our money transfer revenues to be derived primarily from consumer transaction fees and revenues from currency exchange on international money transfers.

We have not commenced operations other than in connection with the execution of the license agreement with Chongqing Yahu described below.

Mr. Fan was familiar with the software created by Yahu, since his brother is the president of Yahu. Shortly after arriving in the United States, Mr. Fan came to realize the need for a system to facilitate wire transfers from the United State to China. Being familiar with the services provided in China by Yahu, Mr. Fan believed that this software application would be ideal for a company in the United States.

On August 3, 2005, we entered into a five year agreement with Chongqing Yahu Information Limited, a Chinese corporation ("Chongqing Yahu"). Chongqing Yahu was formed in 1997 by Mr. Tao Fan. Mr. Fan is a brother of Mr. Guo Fan, a director and officer of Pay88. Chongqing Yahu is a member of CECA (China Electronic Commerce Association) a nationwide organization in the electronic commerce field in China. Chongqing Yahu has over 650 commercial users and over 250,000 individual users. The agreement provides for two services to be provided to us by Chongqing Yahu. The first service is the provision of all proprietary software needed to effectuate fund transfers between the United States and China. The second service to be provided is technical assistance in the areas of installation and future product support. This support includes assistance with all technical aspects of the software as well as problem resolution and general inquiries. Both of these services are to be provided to us by Chongqing Yahu for a licensing fee that is based upon 20% of the gross fund transfer revenues. The fee is payable on a quarterly basis. The use of the software will enable us to provide wire transfers from the United States to China.

Clients will be able to access our services over the internet. A person will be able to go to our web site and use his credit card to credit his account for the amount of money that he desires to transfer to a designated recipient in China. Immediately after his transaction over the internet, the recipient's account in China will be credited with the funds. Then the recipient can go to its bank in China and withdraw the money. When the person initiates the transfer, the software will inform him as to the amount of fees we are to be paid as a result of the transaction.

Since Mr. Fan did not have sufficient business experience in the United States, he engaged the services of First Line Consulting to assist in the development of this business. We have a consulting agreement with First Line Capital, LLC, a New York based firm to assist us with various business and financial services including: assistance in corporate development (competitive environment, financial performances vs. competition, strategies, operational viability, etc.), preparation of a business plan and preparation of all necessary documentation in connection with the listing of the Company on the Over the Counter Bulletin Board. This agreement covers $120,000 of business consulting services. With adequate funding we feel that we are well positioned to execute our plan. The services to be performed by First Line to us have been substantially performed.

We do not have sufficient capital to operate our business and will require additional funding to sustain operations through the next twelve months. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business.

MONEY TRANSFER MARKET OVERVIEW

The money transfer market between America, Canada and China is growing. According to an article in The New Zealand Herald, Western Union(1) reported that $11 billion is transferred to China from the United States formally each year, with an additional $11 billion transferred through less formal channels.

In the 2000 census the population of Chinese nationals living in the United States numbered more than 2.4 million. Both populations are expected to see significant and continued growth(1).

1) From The New Zealand Herald June 30th, 2005.

OBJECTIVES

We hope to be able to facilitate secure online money transfer services from the United States to China.

The company has no revenues at this time. As of March 24, 2006 we had approximately $3,000 in cash. It is our belief that this will not suffice to satisfy our cash requirements. Once our shares are quoted on the NASD Over the Counter Bulletin Board, we intend to initiate a capital raise in the amount of $250,000 pursuant to an exemption from the registration requirements of the Securities Act of 1933. However, there is no assurance we will be successful at raising any monies at such time. Proceeds from this raise would be utilized for completing the technical infrastructure needs, development of a marketing plan and professional fees relating to the procurement of all appropriate regulatory licensing. Until our shares are quoted, we may borrow funds as needed, from time to time, to satisfy our cash requirements. We currently have no agreements with any person for obtaining such funds.

SOFTWARE

Any on-line financial service provider requires quality software to be financially and commercially successful. Optimally, the software should be easy to use for the consumer, have the ability to interact with relative ease with other businesses and financial institutions, and must be secure enough to accommodate the strict internet security regulations of both the United States and China. In our initial stages we had to make the decision to develop an internal software system or attempt to partner with an entity that had already developed the software technology. Due to the time frame that would be required to develop the software and the corresponding costs that would be associated with such an undertaking, we made the decision to seek out and utilize a third party that would accommodate our needs. Specifically, we wanted the system to address the following requirements:

      o     Experience in the China marketplace

      o     Real time transactions

      o     Ease of use

      o     Reliable and detailed account information

      o     System expandability

      o     Internet based

      o Where no bank/credit card is available, payment can be made when client deposits money with a financial institution which holds the money for the client (knows as an electronic purse)

      o Transactions and transaction data be encrypted with the state-of-the-art network security technology

      o     Free registration

      o     Low cost of transaction

      o     On-going technical assistance and support

As discussed above, we entered into a five (5) year agreement with Chongqing Yahu, pursuant to which Chongqing Yahu will provide the system software to us which satisfies all the above parameters. We hope that this agreement will assist us towards establishing us as a quality internet money transfer service provider.

MARKETING

We would like to initially focus our services to people within the United States seeking to wire transfer money to China. Therefore, we hope to build and execute a marketing campaign that targets areas within the United States that has a large population of Chinese expatriates. Once we have sufficient funds, we intend to employ various methods of marketing which may include internet advertising, telemarketing and commercial advertisements.

We recognize that our current management and Board of Directors do not have sufficient marketing experience to create and execute an effective marketing plan. Accordingly, it is our intention to seek out a consulting firm(s) that specializes in this arena. Currently, we are focusing our efforts on developing a request for proposal for prospective marketing firms. Generally we are seeking firms with experience in the Chinese American population.

Although the company generally intends, once its shares are quoted on the NASD Bulletin Board, to raise additional funds, we have no specific plans, understandings or agreements with respect to such an offering, and may seek to raise the required capital by other means. No arrangements have been made with any third party with respect to such a private offering and we have given no contemplation with respect to the securities to be offered or any other issue with respect to any offering. Since we have no such arrangements or plans currently in effect, our inability to raise funds for a marketing program will have a severe negative impact on our ability to remain a viable company because even though we have the technical platform to provide wire transfer services, no one will know we can provide these services.

LICENSING

All international wire transfer companies are subject to various United States federal, state and foreign laws and regulations governing money transmission. In the United States, most states license money transfer services providers. Our money transfer and payment services businesses are also subject to regulation by the United States, including anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (collectively, the "BSA").

We need to develop a compliance program to monitor and address legal and regulatory requirements and developments. To assist in managing and monitoring the money laundering risks, we will develop an anti-money laundering compliance program comprised of policies, procedures, systems and internal controls which address potential money laundering risks.

To assist in obtaining all required licenses the company anticipates allocating Fifty Thousand Dollars ($50,000) towards the procurement of the required regulatory licenses. Such funds may be come from the sale of equity and/or debt securities and/or loans.

COMPETITION

The electronic money transfer industry is highly competitive. The payment network we plan to introduce will encounter strong competition from many other banks and money wire transfer companies, including many with greater financial resources than ours.

As the global money transfer market continues to expand, we expect there to be significant competition from companies similar to ours, as well as from larger and more established companies. Our competitors include;

      1. Capital Electronic-Store (Capital Electronic-Store Online Payment Platform) was founded in March 1999. It is the earliest online payment service platform that implemented online transactions among multiple banks and multiple regions. Now it supports China's 19 banks and 60 plus cards and 4 international credit cards for online payment. It owns huge customers groups comprised of individual consumers as well asnearly 600 business enterprises and institutions, government agencies and social organizations.

      2. The IPS of Universal e-Commerce China Ltd (IPS) is an internet payment system (IPS) developed by Universal Technologies Holdings Ltd. Its fast and secure trade mode has been widely accepted. The system has been widely used in many well-known e-commerce web sites. While they are not presently our direct competitors, they possess all the necessary software and regulation requirements as well as a solid customer base to swiftly become active in our environment.

      3. SmartPay Jieyin Limited was funded in 2001. It is a company devoted to mobile payments that can be made from a clients' cell phone. A cell phone user can use his handset as a payment terminal to pay service or products via Jieyin's mobile payment system. While we do not offer "mobile payments", the ability to effectuate a wire transfer is similar in function.

GOVERNMENT REGULATION

Financial transaction reporting and state banking department regulations also affect our business. As a money transmitter, we must comply with a number of domestic and international regulatory requirements, including the following:

o     state licensing laws;
o federal and state anti-money laundering and the federal government's Office of Foreign Assets Control ("OFAC") regulations;
o laws of various foreign countries regulating the ability to conduct a money transfer business and requiring compliance with anti-money laundering regulations;
o     state unclaimed property reporting; and
o     state, federal and international privacy laws.

In the United States, 45 states require us to be licensed in order to conduct business within their jurisdiction. Requirements to be so licensed generally include minimum net worth, surety bonds, operational procedures and reserves or "permissible investments" that must be maintained in an amount equivalent to all outstanding payment obligations issued by us. The state minimum net worth requirements range from $5,000 to $100,000, depending on the number of offices or agents within the particular state. The types of securities that are considered "permissible investments" vary from state to state, but generally include United States government securities and other highly rated debt instruments. Most states require us to file reports on a quarterly or more frequent basis, verifying our compliance with their requirements.

The state of New Hampshire, which is the only state in which we currently conduct business, does not require us to be so licensed in order to conduct our business within its jurisdiction. However, the legislature of the state of New Hampshire is currently considering proposed legislation that would require us to be so licensed. If such legislation is passed, we will have to ensure that we are in compliance.

The state of China, which is the only foreign state in which we currently anticipate doing business, may impose new or additional rules on money transfers, including regulations which (i) prohibit transactions in, to or from certain countries, governments, nationals and individuals and entities; (ii) impose additional identification, reporting or recordkeeping requirements; (iii) limit the entities capable of providing money transfer services and sales of payment instruments; (iv) limit or restrict the revenue which may be generated from money transfers, including revenue derived from foreign exchange; (v) require additional consumer disclosures; or (vi) limit the number or principal amount of money transfers which may be sent to or from the jurisdiction.

Under the USA Patriot Act, money service businesses, including our agents, are required to establish anti-money laundering compliance programs that include:

o     internal policies and controls;
o     the designation of a compliance officer;
o     ongoing employee training; and
o     an independent review function.

Unclaimed property laws of every state require that we track the relevant information on each money order or money transfer and, if unclaimed at the end of the statutory abandonment period, that we remit the proceeds of the unclaimed property to the appropriate jurisdiction. State abandonment periods for money orders and money transfers range from three to seven years, while those for official checks are generally three to five years. Certain foreign jurisdictions also may have unclaimed property laws.

In the ordinary course of our business, we collect certain types of consumer data and thus are subject to privacy laws. We are subject to the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), which requires that financial institutions have in place policies regarding the collection and disclosure of information considered nonpublic personal information. We intend to comply with the GLB Act by posting a privacy notice on our website, as well as posting a privacy notice on the forms completed by individuals in order to use services (for example, on our money transfer "send" form). We also intend to have confidentiality/information security agreements in place with our third-party vendors and service providers to the extent required by the GLB Act.

If we fail to comply with any applicable laws and regulations, this failure could result in restrictions on our ability to provide our products and services, as well as the imposition of civil fines and criminal penalties.

EMPLOYEES

We have no full time employees at this time. All functions including development, strategy, negotiations and clerical are currently being provided by our officers on a voluntary basis.

                      RISK FACTORS RELATING TO OUR COMPANY

1. WE ARE A DEVELOPMENT STAGE COMPANY AND MAY NEVER BE ABLE TO EFFECTUATE OUR BUSINESS PLAN.

We were established in March, 2005. Although we have a license agreement which provides us with the technical ability to effectuate wire transfers between parties in the United States to China, we may not be able to successfully effectuate our business. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business.

2.    WE EXPECT LOSSES IN THE FUTURE BECAUSE WE HAVE NO REVENUE.

As we have no current revenue, we are expecting losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with the development and the marketing of our wire transfer services. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

3. IF OUR BUSINESS PLANS ARE NOT SUCCESSFUL, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS AS A GOING CONCERN AND OUR STOCKHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT IN US.

There is substantial doubt that we will be able to continue operations as a going concern. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business plans may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

4. WE DEPEND SOLELY ON SOFTWARE AND CONSULTING FROM CHONQING YAHU INFORMATION, LIMITED, A CHINESE CORPORATION WHICH, IF IT SHOULD BECOME UNAVAILABLE OR IF IT CONTAINS DEFECTS, COULD RESULT IN THE FAILURE OF OUR BUSINESS.

We license the software necessary to operate electronic funds from Chongqing Yahu Information Limited ("Chongqing Yahu"), a Chinese company which was formed in 1997 by Mr. Tao Fan. Mr. Fan is a brother of Mr. Guo Fan, a director and officer of Pay88. Although Chongqing Yahu has over 650 commercial users and over 250,000 individual users, it operates exclusively in China; Chongqing Yahu has never had operations in the United States. Even though we have a 5 year agreement, Chongqing Yahu has the right to terminate the license agreement upon 15 days' written notice to us if we breach the agreement or if we file for bankruptcy. If this license agreement is terminated and we were to be forced to find a replacement for the software, our business would be harmed. In addition, since Chongqing Yahu is supposed to provide technical support to us with respect to the licensed software, it may be difficult for them to correct any defects because their operations are in China, not in the United States. Accordingly, our business could be adversely affected. There can be no assurance that Chongqing Yahu will continue to invest the appropriate levels of resources in their products and services to maintain and enhance the capabilities of their software.

5. SINCE OUR OFFICERS WORK OR CONSULT FOR OTHER COMPANIES, THEIR ACTIVITIES COULD SLOW DOWN OUR OPERATIONS.

Our officers who also serve as our directors are not required to work exclusively for us and do not devote all of their time to our operations. Therefore, it is possible that a conflict of interest with regard to their time may arise based on their employment for other companies. Their other activities may prevent them from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slow down in operations. It is expected that each of our directors will devote between 5 and 30 hours per week to our operations on an ongoing basis, and will devote whole days and even multiple days at a stretch when required.

6. AS OUR TWO OFFICERS, MR. GUO FAN AND MR. GORDON PRESTON HAVE NO TECHNICAL TRAINING OR EXPERIENCE IN CREATING AND OPERATING A WIRE TRANSFER BUSINESS, WE WILL HAVE TO HIRE QUALIFIED CONSULTANTS. IF WE CANNOT LOCATE QUALIFIED CONSULTANTS, WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS WHICH WILL RESULT IN THE LOSS OF YOUR INVESTMENT.

As neither of our executive officers have any technical training or experience in creating and operating a wire transfer business, we will have to hire qualified consultants to perform the various necessary tasks. Our two officers and directors are the same two persons. Additionally, due to their lack of experience, our executive officers may make wrong decisions and choices regarding licensing, marketing and technology and may not take into account standard managerial approaches which wire transfer companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

7. IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING, OUR BUSINESS OPERATIONS WILL BE HARMED. EVEN IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

We will require additional funds to obtain all required licenses to operate a wire transferring business, develop a marketing program and address all necessary infrastructure and technological concerns. We anticipate that we will require up to approximately $250,000 to fund our continued operations for the next twelve months. Such funds may come from the sale of equity and/or debt securities and/or loans. It is possible that additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. The inability to raise the required capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause the company to become dormant. Any additional equity financing may involve substantial dilution to our then existing shareholders.

8. WE MAY NOT BE ABLE TO RAISE SUFFICIENT CAPITAL OR GENERATE ADEQUATE REVENUE TO MEET OUR OBLIGATIONS AND FUND OUR OPERATING EXPENSES.

Failure to raise adequate capital and generate adequate sales revenues to meet our obligations and develop and sustain our operations could result in our having to curtail or cease operations. Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about our ability to continue as a going concern. Our independent auditors currently included an explanatory paragraph in their report on our financial statements regarding concerns about our ability to continue as a going concern.

9. WE MAY NOT BE ABLE TO COMPETE WITH CURRENT AND POTENTIAL WIRE TRANSFER COMPANIES, SOME OF WHOM HAVE GREATER RESOURCES AND EXPERIENCE THAN WE DO.

The wire transfer market is intensely competitive, highly fragmented and subject to rapid change. We do not have the resources to compete with our existing competitors or with any new competitors. We compete with many wire transfer companies which have significantly greater personnel, financial, managerial, and technical resources than we do. This competition from other companies with greater resources and reputations may result in our failure to maintain or expand our business as we may never be able to develop clients for our services.

10. OUR PRINCIPAL STOCKHOLDERS, OFFICERS AND DIRECTORS OWN A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT, WHICH COULD RESULT IN DECISIONS ADVERSE TO OUR GENERAL SHAREHOLDERS.

Our two officers and directors, in the aggregate, beneficially own approximately or have the right to vote 80% of our outstanding common stock. As a result, these two stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval including:

o     election of our board of directors;
o     removal of any of our directors;
o     amendment of our Articles of Incorporation or bylaws; and
o adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, our directors and executive officers collectively are able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our directors and executive officers, could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

11.    WE ARE SUBJECT TO VARIOUS UNITED STATES FEDERAL, STATE AND FOREIGN
LAWS AND REGULATIONS GOVERNING MONEY TRANSMISSIONS. FAILURE TO OBTAIN OR PROPERLY COMPLY WITH THESE REGULATIONS MAY RESULT IN THE DEMISE OF THE COMPANY.

In the United States, most states license money transfer services providers. Many states also require money transmitters to comply with federal and/or state anti-money laundering laws and regulations including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (collectively, the "BSA"). In addition, certain economic and trade sanctions programs that are administered by the Treasury Department's Office of Foreign Assets Control ("OFAC"), prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. The BSA, among other things, requires money transfer companies to develop and implement risk based anti-money laundering programs, report large cash transactions and suspicious activity, and to maintain transaction records. We will not be able to operate without first obtaining the proper licenses and establishing and maintaining the proper programs necessary to comply with the regulatory environment in which we hope to operate. Even if we are successful at obtaining such licenses, if we are not able to maintain them we will not be able to operate.

While the People's Republic of China regulates the overseas transfer of money from China and the receipt of foreign money transfers by Chinese banks, these regulations do not appear to apply to foreign money transmitters that do not operate in China. In addition, while The People's Bank of China, China's central bank, has promulgated anti-money laundering regulations that require Chinese banks to report large and suspicious transactions and is expected to extend such regulation to the securities and insurance industries. These regulations do not purport to apply to U.S.-based money transmitters that do not have operations in China.

12. WE ARE SUBJECT TO ANY NEW OR ADDITIONAL LAWS ENACTED BY FOREIGN OR DOMESTIC GOVERNMENTS.

Even if we are successful at obtaining and maintaining all the licenses to operate a wire transfer business from the United States to China, foreign and domestic governments may impose new or additional rules on money transfers and sales of payment instruments, including regulations which (i) prohibit transactions in, to or from certain countries, governments, nationals and individuals and entities; (ii) impose additional identification, reporting or recordkeeping requirements; (iii) limit the entities capable of providing money transfer services and sales of payment instruments; (iv) limit or restrict the revenue which may be generated from money transfers, including revenue derived from foreign exchange; (v) require additional consumer disclosures; or (vi) limit the number or principal amount of money transfers which may be sent to or from the jurisdiction. We will not have the resources to obtain any new license requirements imposed by any regulatory agencies which have jurisdiction over our business.

                       RISKS RELATING TO OUR COMMON SHARES

13. WE MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock and 5,000,000 preferred shares. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

14.    OUR COMMON SHARES ARE SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC
AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

            o that a broker or dealer approve a person's account for transactions in penny stocks; and

            o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

            o obtain financial information and investment experience objectives of the person; and

            o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

            o sets forth the basis on which the broker or dealer made the suitability determination; and

            o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

15. THERE IS NO CURRENT TRADING MARKET FOR OUR SECURITIES AND IF A TRADING MARKET DOES NOT DEVELOP, PURCHASERS OF OUR SECURITIES MAY HAVE DIFFICULTY SELLING THEIR SHARES.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. We intend to apply for admission to quotation of our securities on the NASD OTC Bulletin Board after this prospectus is declared effective by the SEC. If for any reason our common stock is not quoted on the OTC Bulletin Board or a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so. No market makers have committed to becoming market makers for our common stock and none may do so.

16. STATE SECURITIES LAWS MAY LIMIT SECONDARY TRADING, WHICH MAY RESTRICT THE STATES IN WHICH AND CONDITIONS UNDER WHICH YOU CAN SELL THE SHARES OFFERED BY THIS PROSPECTUS.

Secondary trading in common stock sold in this offering will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

17. BECAUSE WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

18. WE MAY ISSUE SHARES OF PREFERRED STOCK IN THE FUTURE THAT MAY ADVERSELY IMPACT YOUR RIGHTS AS HOLDERS OF OUR COMMON STOCK.

Our articles of incorporation authorize us to issue up to 5,000,000 shares of "blank check" preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

ITEM 2. DESCRIPTION OF PROPERTY

      We currently maintain our corporate offices at 1053 North Barnstead Road, Center Barnstead, NH 03225 in space provided to us by an officer. We currently are recognizing a lease expense of $200 per month for this space. We believe that this space will be sufficient until we start generating revenues and need to hire employees.


ITEM 3. LEGAL PROCEEDINGS

      We are not currently involved in any legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to our security holders for a vote during the fourth quarter of the fiscal year ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      There has been no market for our securities and a public market may not develop, or, if any market does develop, it may not be sustained. As of March 24, 2006, we have 10,000,000 common shares issued and outstanding which were held by 44 stockholders of record. Our common stock is not traded on any exchange or in the over-the-counter market. We are in the process of having an application filed on our behalf with the National Association of Securities Dealers, Inc. for our common stock to be eligible for trading on the OTC Bulletin Board. Until our common stock becomes eligible for trading on the OTC Bulletin Board, the selling security holders will be offering our common shares at a price of $0.02 per common share.

DIVIDENDS

      We have not declared or paid dividends on our Common Stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the board of directors. There are no contractual restrictions on our ability to declare or pay dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

In August, 2005 we issued 2,000,000 shares of common stock to 42 investors in a private placement. The aggregate consideration paid for such shares was $40,000. In this private placement, we sold 200,000 shares of common stock to 39 investors who were non-US persons (as defined under SEC Regulations) pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation S, and we sold 1,800,000 shares of common stock to 3 investors pursuant to an exemption under Section 4(2) of the Securities Act. All 42 investors were accredited investors (as such term is defined under Rule 501 of Regulation D). Further, the Company conducted the private placement without any general solicitation or advertisement and a restriction on resale.

PURCHASES OF EQUITY SECURITIES BY THE SMALL BUSINESS ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-KSB. We and our representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in our filings with the United States Securities and Exchange Commission and in our reports to shareholders. Generally, the inclusion of the words "believe", "expect", "intend", "estimate", "anticipate", "will", and similar expressions or the converse thereof, identify statements that constitute "forward-looking statements".

      These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements as a result of a number of risks and uncertainties including: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under "Liquidity and Capital Resources".

OVERVIEW

We are focused on becoming involved in the business of facilitating money transfers between the United States and China. Our goal is to offer persons in the United States near instantaneous, efficient and secure online money transfer services to China. As an internet money transfer company, our objective is to develop and market a cost efficient and fast method for the transfer of funds from one country to another. With this in mind we have entered into a working agreement with ChongQing Yahu Information, Limited. This agreement could give us a competitive edge in this developing sector.

REVENUES

We had no revenues for the period from March 22, 2005 (inception) through December 31, 2005. We do not anticipate generating any revenues for the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of December 31, 2005 reflects assets of $7,048. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $250,000 in expenses during the next twelve months of operations. We estimate that this will be comprised mostly of professional fees including; $50,000 towards the procurement of the required regulatory licenses, $75,000 towards the planning of a comprehensive marketing campaign and $25,000 towards addressing technological infrastructure concerns. Additionally, $100,000 will be needed for general overhead expenses such as for salaries, corporate legal and accounting fees, office overhead and general working capital. Accordingly, we will have to raise the funds to pay for these expenses. We hope to do so through a private offering after this registration statement is declared effective and our shares are quoted on the Over the Counter Bulletin Board.

We will have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

GOING CONCERN CONSIDERATION

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.


OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.


ITEM 7. FINANCIAL STATEMENTS

The Financial Statements are set forth immediately following the signature page.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Wolinetz, Lafazan & Company, P.C. is our auditor. There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter.

ITEM 8A. CONTROLS AND PROCEDURES

      (a) Disclosure Controls and Procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our Chief Executive Officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) during the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to us is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer.



      (b) Internal Controls Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the members of our board of directors and our executive officers as of March 24, 2006:

             NAME                 AGE        POSITIONS AND OFFICES HELD
---------------------------    --------    -------------------------------------
Guo Fan                            27        Chairman, President and CEO
Gordon Preston                     62        Director, Secretary


The business address of our officers and directors is c/o Pay88, Inc., 1053 North Barnstead Road, Center Barnstead, NH 03225.

Our directors hold office until the next annual meeting of our shareholders or until their successors are duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of our directors and executive officers for at least the last five years.

MR. GUO FAN HAS BEEN OUR CHAIRMAN, PRESIDENT AND CEO SINCE WE WERE ESTABLISHED. Since January 2004, Mr. Fan has been the Internet Operations Senior Consultant for ChongQing Junfang Science Technology, a private computer software company located in Chongqing China. In this role, Mr. Fan had developed operating and financial policies and procedures for the company. From 2000 through 2003 Mr. Fan was an officer of Hampstead Players Inc., a company involved in traveling theater productions. From 2003 through March 2005, he was the manager of New Hampshire Fireworks Inc., a major distributor of Chinese fireworks. Guo has received his Associate in Science Degree from the New Hampshire Technical Institute (NHTI) in Aug of 1998.

MR. GORDON PRESTON HAS BEEN A DIRECTOR AND OUR SECRETARY SINCE WE WERE ESTABLISHED. Mr. Preston is a mechanical engineer with a broad international work experience. Since 2003, Mr. Preston was Elected Selectman Barnstead, New Hampshire for a three year term. Mr. Preston is focusing his efforts in this capacity on helping the community develop and implement an economic recovery plan. From May 1992 through 2000 he served as Marketing Director of Precious Metal Industries Ltd. In this position, Mr. Preston was responsible for dealing with refinery contracts throughout the Soviet Union and Eastern Europe. In 2000 he established Hampstead Stage Co. in New Hampshire, a non-profit company engaged in traveling theater production. Gordon initially obtained Degree in Mechanical Engineering (HND) in the United Kingdom at Derby University in 1961.

We do not have a "financial expert", an audit committee or a nominating committee on the board of directors.

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

      The Company's executive officers, directors and shareholders beneficially owning more than 10% of the Company's Common Stock are required under the Exchange Act to file reports of ownership of Common Stock of the Company with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. The Company believes that during the preceding year all filing requirements applicable to executive officers, directors and shareholders beneficially owning more than 10% of the Company's Common Stock have been complied with.

      Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, our directors and executive officers and any persons holding more than 10% of our common stock are required to file with the SEC reports of their initial ownership of our common stock and any changes in ownership of such common stock. Copies of such reports are required to be furnished to us. We are not aware of any instances in fiscal year ended December 31, 2005 when an executive officer, director or any owner of more than 10% of the outstanding shares of our common stock failed to comply with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

CODE OF ETHICS

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer.


ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION.

None of our officers or directors have received or earned any compensation or bonus for services rendered since inception in March, 2005.

We do not maintain key-man life insurance for any of our executive officers or directors.

We do not have any long-term compensation plans or stock option plans.

COMPENSATION OF DIRECTORS

During the period from March 22, 2005 to December 31, 2005, no officer or director received any type of compensation from our Company for serving as such. No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 24, 2006 concerning the ownership of the Common Stock by (a) each person who, to the best of our knowledge, beneficially owned on that date more than 5% of our outstanding Common Stock, (b) each of our directors and executive officers and
(c) all current directors and executive officers as a group. Unless otherwise indicated, the address of each person listed is c/o Pay88, Inc., 1053 North Barnstead Road, Center Barnstead, NH 03225.

Based on 10,000,000 shares of our Common Stock outstanding as of March 24, 2006. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of Common Stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days following the date of the information in this table are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option or warrant. Except as indicated by footnote, and subject to community property laws where applicable, to our knowledge, each person listed is believed to have sole voting and investment power with respect to all shares of Common Stock owned by such person.



                                       NUMBER OF SHARES           PERCENT OF
                                       OF COMMON STOCK           COMMON STOCK
   NAME OF BENEFICIAL OWNER           BENEFICIALLY OWNED      BENEFICIALLY OWNED
--------------------------------    ---------------------    -------------------
Guo Fan                                   7,600,000                    76%
Gordon Preston                              400,000                     4%
All  directors  and executive             8,000,000                    80%
officers  as  a  group  (two
persons)


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Currently, we utilize space that is provided to us by Mr. Gordon Preston, a director and our Secretary for a rental fee of $200 per month.

Through December 31, 2005, Guo Fan lent us an aggregate of $80,385, and in consideration therefore, we issued to Guo Fan a promissory note, in the principal amount of $80,385. Said amount bears interest at the rate of 5% per annum. Principal and interest are due and payable on August 31, 2008. In addition, Mr. Fan has advanced us $36,000. Such loan bears interest at the rate of 5% per annum and is payable on demand.

During the first quarter of 2006, Guo Fan advanced us an aggregate of $14,000. Such loan bears interest at the rate of 5% per annum and is payable on demand.

Other than as set forth above, there are no transactions during the last two years, or proposed transactions, to which we were or are to be a party, in which any of the following persons had or is to have a direct or indirect material interest:

            o Any director or executive officer of the small business issuer;

            o     Any majority security holder; and

            o Any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the persons in the above.

ITEM 13. EXHIBITS

The following exhibits are filed as part of this registration statement:

Exhibit     Description

3.1         Articles of Incorporation of Registrant*

3.2         By-Laws of Registrant*

4.1         Specimen Common Stock certificate*

10.1 Licensing and Service Agreement, dated August 3, 2005, between Chongqing Yahu Information, Limited and Pay88, Inc.*

10.2 Plan and Agreement of Merger, dated July 2005, by and between the Registrant and Pay88, Ltd.*

10.3 Promissory Note, dated August 31, 2005, in the principal amount of $80,385, made by the Registrant in favor of Guo Fan*

10.4 Agreement, dated March 29, 2005, by and between First Line Capital LLC and Pay 88, Ltd.*

31.1        Rule 13a-14(a)/15d14(a) Certifications

32.1        Section 1350 Certifications


* Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 14, 2005.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

RELATIONSHIP WITH INDEPENDENT AUDITORS

      Wolinetz, Lafazan & Company, P.C is currently serving as the Company's independent auditor. We have no disagreement with our independent auditors on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure. The accountant's pre-approved fees billed to the Company are set forth below.

--------------------------------------------------------------------------------
                                            Fiscal year ended
                                            December 31, 2005
--------------------------------------------------------------------------------
Audit Fees                          $       20,000
--------------------------------------------------------------------------------
Audit Related Fees                  $       0
--------------------------------------------------------------------------------
Tax Fees                            $       0
--------------------------------------------------------------------------------
All Other Fees                      $       0
--------------------------------------------------------------------------------

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

      Our Board of Directors unanimously approved 100% of the fees paid to the principal accountant for audit-related, tax and other fees. Our Board of Directors pre-approves all non-audit services to be performed by the auditor. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0.

                                 SIGNATURE PAGE

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PAY88, INC.

Dated:  March 24, 2006
                                   By: /s/ Guo Fan
                                      ------------
                                           Guo Fan
                                       President and Chief Executive Officer
                                       & Director
                                       (Principal Executive Officer and
                                       Financial Officer)




      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

March 24, 2006                     By: /s/ Guo Fan
                                      ------------
                                       Guo Fan
                                       President and Chief Executive Officer
                                       & Director
                                       (Principal Executive Officer and
                                       Financial Officer)

March 24, 2006                     By: /s/ Guo Fan
                                      ---------------------
                                       Gordon Preston
                                       Secretary & Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Pay88, Inc. (A Nevada Corporation)

We have audited the accompanying balance sheet of Pay88, Inc. (a Development Stage Company) ("the Company") as of December 31, 2005 and the related statements of operations, stockholders' deficiency and cash flows for the period March 23, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pay88, Inc. at December 31, 2005, and the results of its operations and its cash flows for the period March 23, 2005 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred an operating loss for the period March 23, 2005 (inception) to December 31, 2005 and as of December 31, 2005, has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ WOLINETZ, LAFAZAN & COMPANY, P.C.

                                        WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
February 1, 2006

                                   PAY88, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2005

                                     ASSETS

Current Assets:
  Cash                                                                $   7,048
                                                                      ---------

         Total Current Assets                                             7,048
                                                                      ---------

Total Assets                                                          $   7,048
                                                                      =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accrued Liabilities                                                 $  12,723
  Loans Payable - Related Party                                          36,000
                                                                      ---------

         Total Current Liabilities                                       48,723
                                                                      ---------

Long-Term Debt:
  Note Payable - Related Party                                           80,385
                                                                      ---------

         Total Liabilities                                              129,108
                                                                      ---------

Commitments and Contingencies

Stockholders' Deficiency:
  Preferred Stock, $.001 par value; 5,000,000 shares authorized,
    none issued and outstanding                                              --
  Common Stock, $.001 par value; 100,000,000 shares authorized,
    10,000,000 shares issued and outstanding                             10,000
  Additional Paid-In Capital                                             38,001
  Deficit Accumulated During the Development Stage                     (170,061)
                                                                      ---------

         Total Stockholders' Deficiency                                (122,060)
                                                                      ---------

Total Liabilities and Stockholders' Deficiency                        $   7,048
                                                                      =========

The accompanying notes are an integral part of these financial statements.

                                   PAY88, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
         FOR THE PERIOD MARCH 23, 2005 (INCEPTION) TO DECEMBER 31, 2005

Net Revenues                                                        $        --
                                                                    -----------

Costs and Expenses:
  Consulting Fees                                                       121,000
  Professional Fees                                                      39,242
  Other General and Administrative Expenses                               7,879
                                                                    -----------

         Total Costs and Expenses                                       168,121
                                                                    -----------

Loss from Operations before Other Income (Expense)                     (168,121)
                                                                    -----------

Other Income (Expense)
  Interest Expense - Related Party                                       (1,940)
                                                                    -----------

         Total Other Income (Expense)                                    (1,940)
                                                                    -----------

Net Loss                                                            $  (170,061)
                                                                    ===========

Basic and Diluted Loss Per Share                                    $      (.02)
                                                                    ===========

Weighted Average Basic and Diluted Shares Outstanding                 9,022,996
                                                                    ===========

The accompanying notes are an integral part of these financial statements.

                                   PAY88, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
         FOR THE PERIOD MARCH 23, 2005 (INCEPTION) TO DECEMBER 31, 2005

                                                                                                      Deficit
                                                                                                     Additional
                                                                                                    Accumulated
                                                          Common Stock             Paid-In           During the
                                                     Shares          Amount        Capital       Development  Stage         Total
                                                     ------          ------        -------       -----------  -----         -----
Balance, March 23, 2005                                   --      $       --      $       --         $       --          $       --

Common Stock Issued to Founders                    8,000,000           8,000               1                 --               8,001

Common Stock Issued to Private Investors,
  July through August, 2005 at $.02 Per Share      2,000,000           2,000          38,000                 --              40,000

Net Loss for the Period                                   --              --              --           (170,061)           (170,061)
                                                  ----------      ----------      ----------         ----------          ----------

Balance, December 31, 2005                        10,000,000      $   10,000      $   38,001         $ (170,061)         $ (122,060)
                                                  ==========      ==========      ==========         ==========          ==========

The accompanying notes are an integral part of these financial statements.

                                   PAY88, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
         FOR THE PERIOD MARCH 23, 2005 (INCEPTION) TO DECEMBER 31, 2005

Cash Flows from Operating Activities:
  Net Loss                                                                      $(170,061)
  Adjustments to Reconcile Net Loss to Net Cash (Used)
    by Operating Activities:
    Changes in Assets and Liabilities:
      Increase in Accrued Liabilities                                              12,723
                                                                                ---------

         Net Cash (Used) by Operating Activities                                 (157,338)
                                                                                ---------

Cash Flows from Investing Activities:                                                  --
                                                                                ---------

Cash Flows from Financing Activities:
  Proceeds from Shareholder Advances                                              116,385
  Proceeds from Sale of Common Stock                                               48,001
                                                                                ---------

         Net Cash Provided by Financing Activities                                164,386
                                                                                ---------

Increase in Cash                                                                    7,048

Cash - Beginning of Period                                                             --
                                                                                ---------

Cash - End of Period                                                            $   7,048
                                                                                =========

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                                                 $      --
                                                                                =========
  Income Taxes Paid                                                             $      --
                                                                                =========

Supplemental Disclosure of Non-Cash Financing Activities:
  Reclassification of Shareholder Advances to Note Payable - Related Party      $  80,385
                                                                                =========

The accompanying notes are an integral par of these financial statements.

                                   PAY88, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -    Summary of Significant Accounting Policies

            Organization

            The Company was originally incorporated on March 22, 2005 under the laws of the State of New Hampshire as Pay88, Ltd. On July 7, 2005, Pay88, Inc., a Nevada corporation, was formed. Subsequently, the New Hampshire corporation was merged with and into the Nevada corporation. For accounting purposes this is a capital transaction and the equivalent to the issuance of common stock by the Nevada corporation for the net monetary assets of the New Hampshire corporation, accompanied by a recapitalization. The Company has selected December 31 as its fiscal year.

            The Company has not yet generated revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7. The Company plans on becoming involved in the business of facilitating money transfers between the United States and China and its goal is to offer persons in the United States near instantaneous, efficient and secure online money transfer services to China. There is no assurance, however, that the Company will achieve its objectives or goals.

            Cash and Cash Equivalents

            The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.

            Revenue Recognition

            The Company utilizes the accrual method of accounting.

            Advertising Costs

            Advertising costs will be charged to operations when incurred. The Company did not incur any advertising costs during the period ended December 31, 2005.

            Income Taxes

            The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, "Accounting For Income Taxes", the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

            Loss Per Share

            The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented. Diluted loss per common share is the same as basic loss per common share as there are no potentially dilutive securities outstanding (options and warrants).

                                   PAY88, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -    Summary of Significant Accounting Policies (Continued)

            Accounting Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

            Fair Value of Financial Instruments

            The carrying value of cash, accrued liabilities and loans payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

            Research and Development

            Research and development costs will be charged to expense as incurred. The Company did not incur any research and development costs during the period ended December 31, 2005.

            Recently Enacted Accounting Standards

            In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123R "Share Based Payment," a revision of SFAS 123, "Accounting for Stock Based Compensation." This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on grant date fair value of the awards. The Company is required to adopt SFAS 123R effective January 1, 2006. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to the adoption based on the fair values previously calculated for disclosure purposes. At December 31, 2005, the Company had no options outstanding.

            In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets." SFAS 153 amends Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions," to require exchanges of nonmonetary assets to accounted for at fair value, rather than carryover basis. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal years beginning after June 15, 2005. The Company does not routinely enter into exchanges that could be considered nonmonetary, accordingly the Company does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

            In June 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effect or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transaction provisions of any existing accounting pronouncements. The Company believes the adoption of SFAS 154 will not have a material impact on its financial statements.

                                   PAY88, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 -    Going Concern

            The Company incurred net losses of $170,061 for the period March 23, 2005 (inception) to December 31, 2005. In addition, the Company had a working capital deficiency of $41,675 at December 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.

            There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

            The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

            During the period March 23, 2005 (inception) to December 31, 2005, the Company relied heavily for its financing needs on its majority shareholder/CEO, Mr. Guo Fan. In addition, the Company successfully obtained external financing through the private sale of its common stock.

            During the period ended December 31, 2005, the Company:

            o Received approximately $116,000 in advances from its majority shareholder/CEO. Of these advances, $80,385 were memorialized as a note payable.

            o Raised an aggregate total amount of $40,000 through a Private Placement of the Company's common stock in July and August 2005.

            The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company currently plans to raise approximately $250,000 through a private placement of its securities. There can be no assurances that the Company will be able to raise the additional funds it requires.

NOTE 3 -    Note and Loans Payable - Related Party

            During the period March 23, 2005 (inception) to December 31, 2005, the Company's CEO and significant stockholder advanced $116,385 to the Company. These advances were non-interest bearing and payable on demand. On August 31, 2005 the Company issued a promissory note to the CEO in the amount of $80,385. The note bears interest at 5% per annum and is payable on August 31, 2008. Interest expense on this note for the period August 31, 2005 to December 31, 2005 was $1,340. The interest was unpaid at December 31, 2005 and is included in accrued liabilities.

            The remaining balance of $36,000 represents advances from the Company's CEO bearing interest at 5% per annum and payable on demand. Interest expense on this advance was $600 and is included in accrued liabilities at December 31, 2005.

                                   PAY88, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 -    Common Stock

            In March and July 2005 the Company issued 8,000,000 shares of common stock for $8,001 to the Founders of the Company.

            In July and August 2005 the Company sold 2,000,000 shares of common stock for $40,000 to private investors.

NOTE 5 -    Preferred Stock

            The Company's Board of Directors may, without further action by the Company's stockholders, from time to time, direct the issuance of any authorized but unissued or unreserved shares of Preferred Stock in series and at the time of issuance, determine the rights, preferences and limitations of each series. The holders of Preferred Stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the Common Stock. Furthermore, the Board of Directors could issue Preferred Stock with voting and other rights that could adversely affect the voting power of the holders of the Common Stock.

NOTE 6 -    Commitments and Contingencies

            On August 3, 2005, the Company entered into a five year agreement with Chongqing Yahu Information Limited ("Yahu"). Yahu is a Chinese corporation formed by Mr. Tao Fan, a brother of Mr. Guo Fan, a significant stockholder, director and officer of the Company. The Agreement provides for two services to be provided to the Company by Yahu. The first service is the provision of all proprietary software needed to effectuate fund transfers between the U.S. and China. The second service to be provided is technical assistance in the areas of installation and future product support. This support includes assistance with all technical aspects of the software as well as problem resolution and general inquiries. Both of these services are to be provided to the Company by Yahu for a licensing fee that is based upon 20% of the gross fund transfer revenues. The fee is payable on a quarterly basis. The use of the software will enable the Company to provide wire transfers from the U.S. to China.

NOTE 7 -    Related Party Transactions

            Rent

            The Company rents office space owned by an officer of the Company for $200 per month on a month to month basis. Rent expense amounted to $1,800 during the period ended December 31, 2005. The rent was unpaid at December 31, 2005 and is included in accrued liabilities.

                                   PAY88, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 8 -    Consulting Agreement

            On March 29, 2005, the Company entered into a business and financial consulting agreement with First Line Capital, LLC. (the "Consultant"). Such agreement calls for payment of consulting fees of $120,000.

            Under the terms of the consulting agreement, the Consultant is to assist the Company with various business and financial services including: assistance in corporate development (competitive environment, financial performances vs. competition, strategies, operations viability, etc.), preparation of a business plan and preparation of all necessary documentation in connection with the listing of the Company on the Over the Counter Bulletin Board. The agreement ends on the earlier of (i) termination by either party upon 30 days' prior written notice or (ii) the securities of the Company being traded or listed on a securities exchange or otherwise.

            The Consultant was paid on aggregate of $121,000 through December 31, 2005. Substantially all services in connection with the agreement have been performed and the agreement has no specific or finite duration and has no provision for refund or recouping of fees paid. In addition, the agreement has no "time-line" or "benchmark" provision. Therefore, the entire amount paid has been expensed in the period reported.

NOTE 9 -    Income Taxes

            At December 31, 2005, the Company had available federal net operating loss carryforwards to reduce future taxable income, if any, of approximately $170,000. The net operating loss carryforwards expire December 31, 2025.

            At December 31, 2005, the Company has a deferred tax asset of approximately $67,000, representing the benefit of its net operating loss carryforward. The Company has not recorded a tax benefit because realization of the benefit is uncertain and therefore a valuation allowance has been fully provided against the deferred tax asset. The difference between the federal statutory rate of 34% and the Company's effective tax rate of 0% is due to the initial increase in the valuation allowance of $67,000 in 2005.