Form 10QSB
period 2006-03-31
PAY88
filed 2006-05-09
CIK 1338360

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

                       Commission File Number: 333-125581

                                   PAY88, INC.
        (Exact name of small business issuer as specified in its charter)

          Nevada                                               20-3136572
          ------                                               ----------
 (State of incorporation)                               (IRS Employer ID Number)

                 1053 North Barnstead Road, Barnstead, NH 03225
                    (Address of principal executive offices)

                                 (603) 776-6044
                           (Issuer's telephone number)

                    ----------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Number of shares of common stock outstanding as of May 8, 2006: 10,000,000 shares of common stock.

Transitional Small Business Format           Yes  |_|     No  |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

                                TABLE OF CONTENTS


                                                                           Page
PART I                                                                       3
Item 1. Financial Statements                                                 3
Item 2. Management's Discussion and Analysis or Plan of Operation           13
Item 3 Controls and Procedures                                              17
PART II                                                                     18
Item 1.  Legal Proceedings                                                  18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         18
Item 3. Defaults Upon Senior Securities                                     18
Item 4. Submission of Matters to a Vote of Security Holders                 18
Item 5. Other Information                                                   18
Item 6. Exhibits                                                            19

                         PART I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS.

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

                                           /s/ Wolinetz, Lafazan & Company, P.C.
                                            ------------------------------------
                                            WOLINETZ, LAFAZAN & COMPANY, P.C.

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
                                                                      ---------

Commitments and Contingencies

Stockholders' Deficiency:
  Preferred Stock, $.001 par value; 5,000,000 shares authorized,
    none issued and outstanding                                              --
Common Stock, $.001 par value; 100,000,000 shares authorized,
    10,000,000 shares issued and outstanding                             10,000
  Additional Paid-In Capital                                             38,001
  Deficit Accumulated During the Development Stage                     (170,061)
                                                                      ---------

         Total Stockholders' Deficiency                                 122,060)
                                                                      ---------

Total Liabilities and Stockholders' Deficiency                        $   7,048
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

                                   PAY88, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
         FOR THE PERIOD MARCH 23, 2005 (INCEPTION) TO DECEMBER 31, 2005

                                                                                           Deficit
                                                                          Additional     Accumulated
                                                     Common Stock           Paid-In       During the
                                                  Shares       Amount       Capital    Development Stage       Total
                                                ----------   ----------   ----------   -----------------    ----------
Balance, March 23, 2005                                 --   $       --   $       --   $              --    $       --

Common Stock Issued to Founders                  8,000,000        8,000            1                  --         8,001

Common Stock Issued to Private Investors,
  July through August, 2005 at $.02 Per Share    2,000,000        2,000       38,000                  --        40,000

Net Loss for the Period                                 --           --           --            (170,061)     (170,061)
                                                ----------   ----------   ----------   -----------------    ----------

Balance, December 31, 2005                      10,000,000   $   10,000   $   38,001   $        (170,061)   $ (122,060
                                                ==========   ==========   ==========   =================    ==========



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

NOTE 2 -   Going Concern (Continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

As used in this Form 10-QSB, references to the "Company," the "Registrant," "we," "our" or "us" refer to Pay88, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-QSB. We and our representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in our filings with the United States Securities and Exchange Commission and in our reports to shareholders. Generally, the inclusion of the words "believe", "expect", "intend", "estimate", "anticipate", "will", and similar expressions or the converse thereof, identify statements that constitute "forward-looking statements".

These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements as a result of a number of risks and uncertainties including: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash.

Overview

We were incorporated on March 22, 2005 under the name "Pay88, Ltd." in the State of New Hampshire. We subsequently decided to reincorporate in the State of Nevada by merging with and into Pay88, Inc., a Nevada corporation formed for such purpose on July 7, 2005. Such merger was effectuated on August 9, 2005.

We are a development stage company focused on becoming involved in the business of facilitating money transfers from the United States to China. We have not commenced operations other than in connection with the execution of the license agreement with Chongqing Yahu described below.

Money transfers are transfers of funds between consumers from one location to another. Our goal is to offer persons in the United States near instantaneous, efficient and secure online money transfer services to China. In a typical money transfer, we anticipate that a customer located in the United States will conduct money transfer transactions on the internet via our website, which we intend to develop. Utilizing our website, which has yet to be developed, a customer will transfer money using a credit card or a debit from a bank account. The customer will be able to go to our web site and use his or her credit card to credit his or her account for the amount of money that the customer desires to transfer to a designated recipient in China. Immediately after such transaction over the internet, the recipient's account in China will be credited with the funds. Then the recipient can go to its bank in China and withdraw the money. When the customer initiates the transfer, the software will inform him as to the amount of fees we are to be paid as a result of the transaction. The fee paid to us from the sending customer will be based on the amount to be transferred and the location at which the funds are to be received. We expect our money transfer revenues to be derived primarily from consumer transaction fees and revenues from currency exchange on international money transfers.

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

On August 3, 2005, we entered into a five year agreement with Chongqing Yahu Information Limited, a Chinese corporation ("Chongqing Yahu") which satisfies all the above parameters. Pursuant to such agreement, Chongqing Yahu will provide the system software to us. We hope that this agreement will assist us towards establishing us as a quality internet money transfer service provider.

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

Plan of Operation

We do not expect to generate any revenues over the next twelve months. We are focused on becoming involved in the business of facilitating money transfers between the United States and China. Our goal is to offer persons in the United States near instantaneous, efficient and secure online money transfer services to China. As an internet money transfer company, our objective is to develop and market a cost efficient and fast method for the transfer of funds from one country to another. As discussed above, we have entered into a working agreement with ChongQing Yahu Information, Limited. This agreement could give us a competitive edge in this developing sector.

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

We do not have sufficient resources to effectuate our business. We continue to expect to incur a minimum of $250,000 in expenses during the next twelve months of operations. We estimate that this will be comprised mostly of professional fees including; $50,000 towards the procurement of the required regulatory licenses, $75,000 towards the planning of a comprehensive marketing campaign and $25,000 towards addressing technological infrastructure concerns. Additionally, $100,000 will be needed for general overhead expenses such as for salaries, corporate legal and accounting fees, office overhead and general working capital. Accordingly, we will have to raise the funds to pay for these expenses. We hope to do so through a private offering after this registration statement is declared effective and our shares are quoted on the Over the Counter Bulletin Board.

There can be no assurance that additional capital will be available to us. Although the Company generally intends, once its shares are quoted on the Over the Counter Bulletin Board, to raise additional funds, we have no specific plans, understandings or agreements with respect to such an offering, and we have given no contemplation with respect to the securities to be offered or any other issue with respect to any offering. We may seek to raise the required capital by other means. We will have to issue debt or equity or enter into a strategic arrangement with a third party. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for a marketing program will have a severe negative impact on our ability to remain a viable company because even though we have the technical platform to provide wire transfer services, no one will know we can provide these services.

Results of Operation

For the three months ended March 31, 2006, the Company had no revenues. The Company's operating expenses for the three months ended March 31, 2006 were $16,053. Such operating expenses consisted of $11,283 in professional fees and $4,770 in general and administrative fees.

Liquidity and Capital

Our balance sheet as of March 31, 2006 reflects assets of $3,026 consisting solely of cash.
We have been dependent on our CEO for financing during the quarter ended March 31, 2006. Mr. Fan has advanced $14,214 in the form of demand loans to the Company during the quarter ended March 31, 2006.

Going Concern Consideration

The condensed financial statements contained in this Report have been prepared on a `going concern' basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed in this Report, there is a significant risk that we will be unable to continue as a going concern, in which case, you would suffer a total loss on your investment in our company.

Off-Balance Sheet Arrangements

None.

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2006.


ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS

Exhibit No.             Description                           Where Found
-----------             -----------                           -----------

31.1             Rule 13a-14(a)/15d14(a)                      Attached Hereto
                 Certifications of Principal Executive
                 and Financial Officer

32.1             Section 1350 Certifications                  Attached Hereto

                                   SIGNATURES

           In  accordance   with  to  requirements  of  the  Exchange  Act,  the
registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2006

                                         PAY88, INC.

                                         By: /s/ Guo Fan
                                             -----------------------------
                                         Name:  Guo Fan
                                         Title: President, Chief Executive
                                                Officer, and Director (Principal
                                                Executive Officer and Principal
                                                Financial Officer)