Form 10QSB/A
period 2006-03-31
PAY88
filed 2006-05-25
CIK 1338360

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarter ended March 31, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _____ to _____


                       Commission File Number: 333-125581


                                   PAY88, INC.
                                   -----------
        (Exact name of small business issuer as specified in its charter)


               Nevada                                       20-3136572
               ------                                       ----------
      (State of incorporation)                       (IRS Employer ID Number)


                 1053 North Barnstead Road, Barnstead, NH 03225
                 ----------------------------------------------
                    (Address of principal executive offices)


                                 (603) 776-6044
                                 --------------
                           (Issuer's telephone number)


                    ----------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Number of shares of common stock outstanding as of May 24, 2006: 10,000,000 shares of common stock.

Transitional Small Business Format Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

                                EXPLANATORY NOTE

WE ARE FILING THIS AMENDMENT TO OUR QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2006 FOR THE PURPOSE OF INCLUDING HEREIN OUR FINANCIAL STATEMENTS FOR THE QUARTER ENDED MARCH 31, 2006, BECAUSE SUCH FINANCIAL STATEMENTS WERE INADVERTENTLY OMITTED FROM THE QUARTERLY REPORT, WHICH INCLUDED INSTEAD OUR FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2005.

FOR CONVENIENCE AND EASE OF REFERENCE, WE ARE ONLY FILING THE FINANCIALS OF THIS QUARTERLY REPORT WITH THE APPLICABLE CHANGES. ACCORDINGLY, THIS AMENDMENT TO SUCH REPORT SHOULD BE READ IN CONJUNCTION WITH OUR QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31, 2006 AND WITH OUR SUBSEQUENT FILINGS WITH THE SEC.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.




                                   PAY88, INC.

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2006

                                   PAY88, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                 MARCH 31, 2006
                                   (Unaudited)


                                     ASSETS

Current Assets:
  Cash                                                                $   3,026
                                                                      ---------

         Total Current Assets                                             3,026
                                                                      ---------

Total Assets                                                          $   3,026
                                                                      =========



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accrued Liabilities                                                 $  12,048
  Loans Payable - Related Party                                          50,214
                                                                      ---------

         Total Current Liabilities                                       62,262
                                                                      ---------

Long-Term Debt:
  Note Payable - Related Party                                           80,385
                                                                      ---------

         Total Liabilities                                              142,647
                                                                      ---------

Commitments and Contingencies

Stockholders' Deficiency:
  Preferred Stock, $.001 par value; 5,000,000 shares authorized,
    none issued and outstanding                                              --
  Common Stock, $.001 par value; 100,000,000 shares authorized,
    10,000,000 shares issued and outstanding                             10,000
  Additional Paid-In Capital                                             38,001
  Deficit Accumulated During the Development Stage                     (187,622)
                                                                      ---------

         Total Stockholders' Deficiency                                (139,621)
                                                                      ---------

Total Liabilities and Stockholders' Deficiency                        $   3,026
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                                   PAY88, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                            For the Period     For the Period
                                          For the Three     March 23, 2005     March 23, 2005
                                          Months Ended      (Inception) To     (Inception) To
                                          March 31, 2006    March 31, 2005     March 31, 2006
                                          --------------    --------------     --------------

Net Revenues                               $         --       $         --       $         --
                                           ------------       ------------       ------------

Costs and Expenses:
  Consulting Fees                                    --                 --            121,000
  Professional Fees                              11,283                 --             50,525
  Other General and
    Administrative Expenses                       4,770                 20             12,649
                                           ------------       ------------       ------------


         Total Costs and Expenses                16,053                 20            184,174
                                           ------------       ------------       ------------


Loss from Operations before Other
  Income (Expense)                              (16,053)               (20)          (184,174)
                                           ------------       ------------       ------------


Other Income (Expense)
  Interest Expense - Related Party               (1,508)                --             (3,448)
                                           ------------       ------------       ------------


         Total Other Income (Expense)            (1,508)                --             (3,448)
                                           ------------       ------------       ------------


Net Loss                                   $    (17,561)      $        (20)      $   (187,622)
                                           ============       ============       ============


Basic and Diluted Loss Per Share           $        .00       $        .00
                                           ============       ============

Weighted Average Basic and Diluted
  Shares Outstanding                         10,000,000          7,998,000
                                           ============       ============



   The accompanying notes are an integral part of these financial statements.

                                   PAY88, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                For the Period   For the Period
                                                              For the Three     March 23, 2005   March 23, 2005
                                                               Months Ended     (Inception) To   (Inception) To
                                                              March 31, 2006    March 31, 2005   March 31, 2006
                                                              --------------    --------------   --------------
Cash Flows from Operating Activities:
  Net Loss                                                       $ (17,561)        $     (20)        $(187,622)
  Adjustments to Reconcile Net Loss to
    Net Cash (Used) by Operating Activities:
    Changes in Assets and Liabilities:
      (Increase) in Prepaid Consulting Fees                             --          (120,000)               --
      Increase (Decrease) in Accrued Liabilities                      (675)          110,000            12,048
                                                                                   ---------         ---------


         Net Cash (Used) by Operating Activities                   (18,236)          (10,020)         (175,574)
                                                                 ---------         ---------         ---------

Cash Flows from Investing Activities:                                   --                --                --
                                                                 ---------         ---------         ---------

Cash Flows from Financing Activities:
  Proceeds from Shareholder Advances                                14,214             3,330           130,599
  Proceeds from Sale of Common Stock                                    --             8,001            48,001
                                                                 ---------         ---------         ---------

         Net Cash Provided by
           Financing Activities                                     14,214            11,331           178,600
                                                                 ---------         ---------         ---------


Increase (Decrease) in Cash                                         (4,022)            1,311             3,026

Cash - Beginning of Period                                           7,048                --                --
                                                                 ---------         ---------         ---------

Cash - End of Period                                             $   3,026         $   1,311         $   3,026
                                                                                   =========         =========


Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                                  $      --         $      --         $      --
                                                                 =========         =========         =========
  Income Taxes Paid                                              $      --         $      --         $      --
                                                                 =========         =========         =========

Supplemental Disclosure of Non-Cash Financing Activities:
  Reclassification of Shareholder Advances to
    Note Payable - Related Party                                 $      --         $      --         $  80,385
                                                                 =========         =========         =========


   The accompanying notes are an integral par of these financial statements.

                                   PAY88, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -    Basis of Presentation

            In the opinion of the Company's management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

            Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

            The Company incurred a net loss of $17,561 for the three months ended March 31, 2006. In addition, the Company had a working capital deficiency of $59,236 and a stockholders' deficit of $139,621 at March 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.

            There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

            The accompanying condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 -    Note and Loans Payable - Related Party

            Loans payable to the Company's CEO represents advances bearing interest at 5% per annum that are payable on demand. Interest expense for the three months ended March 31, 2006 was $504.

            Note payable to the Company's CEO bears interest at 5% per annum and is payable on August 31, 2008. Interest expense for the three months ended March 31, 2006 was $1,004.

                                   PAY88, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 -    Commitments and Contingencies

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

NOTE 4 -    Related Party Transactions

            Rent

            The Company rents office space owned by an officer of the Company for $200 per month on a month to month basis. Rent expense amounted to $600 for the three months ended March 31, 2006 and $2,400 for the period April 1, 2005 to March 31, 2006.

            Accrued Liabilities

            Included in accrued liabilities at March 31, 2006 is accrued interest to the Company's CEO in the amount of $3,448 and accrued rent to the Company's Secretary in the amount of $2,400.

                                   SIGNATURES

            In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 24, 2006

                                     PAY88, INC.


                                     By:      /s/ Guo Fan
                                              --------------------------------
                                     Name:    Guo Fan
                                     Title:   President, Chief Executive
                                              Officer, and Director (Principal
                                              Executive Officer and Principal
                                                 Financial Officer)