Form 10QSB
period 2006-06-30
PAY88
filed 2006-08-11
CIK 1338360

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarter ended June 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _____ to _____

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

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares of common stock outstanding as of August 10, 2006: 10,000,000 shares of common stock.

Transitional Small Business Format Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I
Item 1. Financial Statements                                                  3
Item 2. Management's Discussion and Analysis or Plan of Operation             8
Item 3 Controls and Procedures                                               12
PART II
Item 1. Legal Proceedings                                                    13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          13
Item 3. Defaults Upon Senior Securities                                      13
Item 4. Submission of Matters to a Vote of Security Holders                  13
Item 5. Other Information                                                    13
Item 6. Exhibits                                                             13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                   PAY88, INC.
                                   -----------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                             CONDENSED BALANCE SHEET
                             -----------------------
                                  JUNE 30, 2006
                                  -------------
                                   (Unaudited)


                                     ASSETS
                                     ------

Current Assets:
  Cash                                                                $   4,709
                                                                      ---------
         Total Current Assets                                             4,709
                                                                      ---------
Total Assets                                                          $   4,709
                                                                      =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities:
  Accrued Liabilities                                                 $  23,791
  Loans Payable - Related Party                                          66,522
                                                                      ---------

         Total Current Liabilities                                       90,313
                                                                      ---------

Long-Term Debt:
  Note Payable - Related Party                                           80,385
                                                                      ---------

         Total Liabilities                                              170,698
                                                                      ---------

Commitments and Contingencies

Stockholders' Deficiency:
  Preferred Stock, $.001 par value; 5,000,000 shares authorized,
    none issued and outstanding                                              --
  Common Stock, $.001 par value; 100,000,000 shares authorized,
    10,000,000 shares issued and outstanding                             10,000
  Additional Paid-In Capital                                             38,001
  Deficit Accumulated During the Development Stage                     (213,990)
                                                                      ---------

         Total Stockholders' Deficiency                                (165,989)
                                                                      ---------

Total Liabilities and Stockholders' Deficiency                        $   4,709
                                                                      =========



   The accompanying notes are an integral part of these financial statements.

                                   PAY88, INC.
                                   -----------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                        CONDENSED STATEMENT OF OPERATIONS
                        ---------------------------------
                                   (Unaudited)

                                                                                                  For the Period      For the Period
                                                                                                   -------------      -------------
                                                    For the Three                For the Six      March 23, 2005      March 23, 2005
                                          --------------------------------      -------------      -------------      -------------
                                                     Months Ended                Months Ended      (Inception) To     (Inception) To
                                          --------------------------------      -------------      -------------      -------------
                                          June 30, 2006      June 30, 2005      June 30, 2006      June 30, 2005      June 30, 2006
                                          -------------      -------------      -------------      -------------      -------------
Net Revenues                               $         --       $         --       $         --       $         --       $         --
                                           ------------       ------------       ------------       ------------       ------------
Costs and Expenses:
  Consulting Fees                                    --            121,000                 --            121,000            121,000
  Professional Fees                              22,872                 45             34,658                 45             71,207
  Other General and
    Administrative Expenses                       1,708                154              5,975                174             16,547
                                           ------------       ------------       ------------       ------------       ------------

         Total Costs and Expenses                24,580            121,199             40,633            121,219            208,754
                                           ------------       ------------       ------------       ------------       ------------

Loss from Operations before Other
  Income (Expense)                              (24,580)          (121,199)           (40,633)          (121,219)          (208,754)
                                           ------------       ------------       ------------       ------------       ------------
Other Income (Expense)
  Interest Expense - Related Party               (1,788)                --             (3,296)                --             (5,236)
                                           ------------       ------------       ------------       ------------       ------------

         Total Other Income (Expense)            (1,788)                --             (3,296)                --             (5,236)
                                           ------------       ------------       ------------       ------------       ------------

Net Loss                                   $    (26,368)      $   (121,199)      $    (43,929)      $   (121,219)      $   (213,990)
                                           ============       ============       ============       ============       ============

Basic and Diluted Loss Per Share           $       0.00       $      (0.02)      $       0.00       $      (0.02)
                                           ============       ============       ============       ============

Weighted Average Basic and Diluted
  Shares Outstanding                         10,000,000          8,000,000         10,000,000          8,000,000
                                           ============       ============       ============       ============

   The accompanying notes are an integral part of these financial statements.

                                   PAY88, INC.
                                   -----------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                        CONDENSED STATEMENT OF CASH FLOWS
                        ---------------------------------
                                   (Unaudited)

                                                                                For the Period    For the Period
                                                                                --------------    --------------
                                                                For the Six     March 23, 2005    March 23, 2005
                                                                -----------     --------------    --------------
                                                                Months Ended    (Inception) To    (Inception) To
                                                                ------------    --------------    --------------
                                                               June 30, 2006     June 30, 2005     June 30, 2006
                                                               -------------     -------------     -------------
Cash Flows from Operating Activities:
  Net Loss                                                       $ (43,929)        $(121,219)        $(213,990)
  Adjustments to Reconcile Net Loss to
    Net Cash (Used) by Operating Activities:
    Changes in Assets and Liabilities:
      Increase in Accrued Liabilities                               11,068            61,000            23,791
                                                                 ---------         ---------         ---------

         Net Cash (Used) by Operating Activities                   (32,861)          (60,219)         (190,199)
                                                                 ---------         ---------         ---------

Cash Flows from Investing Activities:                                   --                --                --
                                                                 ---------         ---------         ---------

Cash Flows from Financing Activities:
  Proceeds from Shareholder Advances                                30,522            59,830            66,522
  Proceeds from Loans - Related Party                                   --                --            80,385
  Proceeds from Sale of Common Stock                                    --             8,001            48,001
                                                                 ---------         ---------         ---------

         Net Cash Provided by
           Financing Activities                                     30,522            67,831           194,908
                                                                 ---------         ---------         ---------

Increase (Decrease) in Cash                                         (2,339)            7,612             4,709

Cash - Beginning of Period                                           7,048                --                --
                                                                 ---------         ---------         ---------

Cash - End of Period                                             $   4,709         $   7,612         $   4,709
                                                                 =========         =========         =========

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                                  $      --         $      --         $      --
                                                                 =========         =========         =========
  Income Taxes Paid                                              $      --         $      --         $      --
                                                                 =========         =========         =========


Supplemental Disclosure of Non-Cash Financing Activities:
  Reclassification of Shareholder Advances to
    Note Payable - Related Party                                 $      --         $      --         $  80,385
                                                                 =========         =========         =========

    The accompanying notes are an integral par of these financial statements.

                                   PAY88, INC.
                                   -----------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                -------------------------------------------------

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

      The Company incurred a net loss of $43,929 for the six months ended June 30, 2006. In addition, the Company had a working capital deficiency of $85,604 and a stockholders' deficit of $165,989 at June 30, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

      In addition, the Company has signed a letter of intent to acquire certain assets of a Chinese Company (see Note 3).

      The accompanying condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.


NOTE 2 - Note and Loans Payable - Related Party

      Loans payable to the Company's CEO represents advances bearing interest at 5% per annum that are payable on demand. Interest expense for the six months ended June 30, 2006 was $1,286.

      Note payable to the Company's CEO bears interest at 5% per annum and is payable on August 31, 2008. Interest expense for the six months ended June 30, 2006 was $2,010.

                                   PAY88, INC.
                                   -----------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                -------------------------------------------------

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

      On June 8, 2006, the Company and Chong Qing QianBao Technology Limited Liability Co. ("QianBao") entered into a binding Letter of Intent. Pursuant to the Letter of Intent, the Company and QianBao agreed to use their best efforts to negotiate and agree to a mutually acceptable definitive agreement on or before October 31, 2006, pursuant to which the Company will purchase from QianBao certain assets, including its intellectual property, cash, certain real estate holding, online payment system, software domain name, and customer base. In consideration for the purchase of such assets, the Company will issue to QianBao shares of the Company's preferred stock, whose preferences and conversion rights will be negotiated between the parties. The assets will be delivered free and clear of any liens and encumbrances. The closing of the sale and purchase of the assets will be subject to the satisfaction of certain conditions, including the mutual agreement of a definitive agreement, the completion of the due diligence investigation of both parties, the filing of the certificate of designation creating the preferred stock to be issued to QianBao, the delivery of any required consents from third parties, and the delivery of audited financial statements of QianBao.

      QianBao further agreed that it will not directly or indirectly solicit, negotiate, or accept any offer from a third party to acquire any of QianBao's assets or securities until the execution and delivery of the definitive agreement described above. QianBao also agreed to permit the Company and its representatives to begin its due diligence investigation and to have access to and inspect QianBao's records, properties, personnel, and other such matters.

NOTE 4 - Related Party Transactions

      Rent

      The Company rents office space owned by an officer of the Company for $200 per month on a month to month basis. Rent expense amounted to $1,200 for the six months ended June 30, 2006 and $600 for the period April 1, 2005 to June 30, 2005.

      Accrued Liabilities

      Included in accrued liabilities at June 30, 2006 is accrued interest to the Company's CEO in the amount of $5,236 and accrued rent to the Company's Secretary in the amount of $3,000.

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

On June 8, 2006, we entered into a binding Letter of Intent with Chong Qing QianBao Technology Limited Liability Co. ("QianBao"). Pursuant to the Letter of Intent, the Company and QianBao agreed to use their best efforts to negotiate and agree to a mutually acceptable definitive agreement on or before October 31, 2006, pursuant to which we will purchase from QianBao certain assets, including its intellectual property, cash, certain real estate holdings, online payment system, software domain name, and customer base. In consideration for the purchase of such assets, we will issue to QianBao shares of our preferred stock, whose preferences and conversion rights will be negotiated between us and QianBao. The assets will be delivered free and clear of any liens and encumbrances. The closing of the sale and purchase of the assets will be subject to the satisfaction of certain conditions, including the mutual agreement of a definitive agreement, the completion of the due diligence investigation of both parties, the filing of the certificate of designation creating the preferred stock to be issued to QianBao, the delivery of any required consents from third parties, and the delivery of audited financial statements of QianBao.

QianBao further agreed that it will not directly or indirectly solicit, negotiate, or accept any offer from a third party to acquire any of QianBao's assets or securities until the execution and delivery of the definitive agreement described above. QianBao also agreed to permit us and our representatives to begin its due diligence investigation and to have access to and inspect QianBao's records, properties, personnel, and other such matters.

Plan of Operation

We do not expect to generate any revenues over the next twelve months. We are focused on becoming involved in the business of facilitating money transfers between the United States and China. Our goal is to offer persons in the United States near instantaneous, efficient and secure online money transfer services to China. As an internet money transfer company, our objective is to develop and market a cost efficient and fast method for the transfer of funds from one country to another. As discussed above, we have entered into a working agreement with ChongQing Yahu Information, Limited and a Letter of Intent to acquire the assets of Chong Qing QianBao Technology Limited Liability Co. These transactions could give us a competitive edge in this developing sector.

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

We do not have sufficient resources to effectuate our business. We continue to expect to incur a minimum of $250,000 in expenses during the next twelve months of operations. We estimate that this will be comprised mostly of professional fees including; $50,000 towards the procurement of the required regulatory licenses, $75,000 towards the planning of a comprehensive marketing campaign and $25,000 towards addressing technological infrastructure concerns. Additionally, $100,000 will be needed for general overhead expenses such as for salaries, corporate legal and accounting fees, office overhead and general working capital. Accordingly, we will have to raise the funds to pay for these expenses. We hope to do so through a private offering after our registration statement is declared effective and our shares are quoted on the Over the Counter Bulletin Board.

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

Results of Operation

For the three and six months ended June 30, 2006, the Company had no revenues. The Company's operating expenses for the three and six months ended June 30, 2006 were respectively, $24,580 and $40,633. Such operating expenses consisted primarily of professional fees and general and administrative fees.

Liquidity and Capital

Our balance sheet as of June 30, 2006 reflects assets of $4,709 consisting solely of cash.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2006.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.              Description                           Where Found
--------------------------------------------------------------------------------
10.1        Letter of Intent, dated June 8, 2006,       Filed  as  Exhibit  10.1
            between Pay88, Inc. and Chong Qing          to the  Form  8-K dated
            QianBao Technology Limited Liability Co.    June 8, 2006 and
                                                        incorporated  herein by
                                                        reference
--------------------------------------------------------------------------------
31.1        Rule 13a-14(a)/15d14(a) Certifications      Attached Hereto
--------------------------------------------------------------------------------
32.1        Section 1350 Certifications                 Attached Hereto
--------------------------------------------------------------------------------

                                   SIGNATURES

      In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 2006

                                       PAY88, INC.

                                       By:      /s/ Guo Fan
                                                --------------------------------
                                       Name:    Guo Fan
                                       Title:   President, Chief Executive
                                                Officer, and Director (Principal
                                                Executive, Financial, and
                                                Accounting Officer)