Form 10QSB
period 2006-09-30
PAY88
filed 2006-11-14
CIK 1338360

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended September 30, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Number of shares of common stock outstanding as of November 14, 2006: 10,000,000 shares of common stock.

Transitional Small Business Format Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [ X ]

                                TABLE OF CONTENTS


                                                                            Page

PART I

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3 Controls and Procedures

PART II

Item 1.  Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                   PAY88, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2006
                                   (Unaudited)


                                     ASSETS

Current Assets:
  Cash and Cash Equivalents                                         $  23,212
  Accounts Receivable                                                  40,878
  Inventories                                                         261,524
                                                                    ---------

           Total Current Assets                                       325,614

Property and Equipment, Net                                           437,686

Other Assets:
  Trademark, Net                                                          447
                                                                    ---------

Total Assets                                                        $ 763,747
                                                                    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                  $ 144,145
  Accrued Liabilities                                                  50,259
  Loans Payable - Related Party                                       103,197
  Note Payable - Related Party                                         80,385
                                                                    ---------

           Total Current Liabilities                                  377,986
                                                                    ---------

Stockholders' Equity:
  Preferred Stock, $.001 par value; 5,000,000 shares authorized,
    5,000,000 shares issued and outstanding                             5,000
  Common Stock, $.001 par value; 100,000,000 shares authorized,
    10,000,000 shares issued and outstanding                           10,000
  Additional Paid-In Capital                                          533,770
  Accumulated Deficit                                                (161,965)
  Accumulated Other Comprehensive Income (Loss)                        (1,044)
                                                                    ---------

           Total Stockholders' Equity                                 385,761
                                                                    ---------

Total Liabilities and Stockholders' Deficiency                      $ 763,747
                                                                    =========


The accompanying notes are an integral part of these financial statements.

                                   PAY88, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                         For the Period
                                                     For the Three        April 24, 2006
                                                      Months Ended        (Inception) To
                                                   September 30, 2006   September 30, 2006
                                                   ------------------   ------------------
Sales - Net                                            $    329,006        $    329,006

Cost of Good Sold                                           321,584             321,584
                                                       ------------        ------------

Gross Profit                                                  7,422               7,422
                                                       ------------        ------------


Operating Expenses:
  Advertising                                                23,273              23,273
  Salaries and Related Costs                                 26,058              36,455
  Professional Fees                                          41,035              81,136
  Other General and Administrative Expense                   27,491              28,541
                                                       ------------        ------------

           Total Operating Expenses                         117,857             169,405
                                                       ------------        ------------

Loss from Operations                                       (110,435)           (161,983)
                                                       ------------        ------------

Other Income (Expense)
  Interest Expense - Related Party                             (581)               (581)
  Interest Income                                               348                 599
                                                       ------------        ------------

           Total Other Income (Expense)                        (233)                 18
                                                       ------------        ------------

Net Loss                                               $   (110,668)       $   (161,965)
                                                       ============        ============

Basic and Diluted Loss Per Common Share                $      (0.01)       $      (0.02)
                                                       ============        ============

Weighted Average Basic Common Shares Outstanding         10,000,000          10,000,000
                                                       ============        ============

The accompanying notes are an integral part of these financial statements.

                                   PAY88, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE PERIOD APRIL 24, 2006 (INCEPTION) TO SEPTEMBER 30, 2006
                                   (Unaudited)


Cash Flows from Operating Activities:
  Net Loss                                                         $(161,965)
  Adjustments to Reconcile Net Loss to
    Net Cash (Used) by Operating Activities:
    Changes in Assets and Liabilities:
      Depreciation and Amortization                                    5,640
      (Increase) in Accounts Receivable                              (40,878)
      (Increase) in Inventories                                     (261,524)
      Increase in Accounts Payable                                   144,145
      Increase in Accrued Liabilities                                 24,676
                                                                   ---------

           Net Cash (Used) by Operating Activities                  (289,906)
                                                                   ---------

Cash Flows from Investing Activities:
  Capital Expenditures                                              (443,318)
  Trademark Registration                                                (455)
                                                                   ---------

           Net Cash (Used) by Investing Activities                  (443,773)
                                                                   ---------

Cash Flows from Financing Activities:
  Proceeds from Issuance of Common Stock                             729,569
  Proceeds from Loans Payable - Related Party                         27,157
  Cash of Business Acquired                                            1,209
                                                                   ---------

           Net Cash Provided by Financing Activities                 757,935
                                                                   ---------

Effect of Exchange Rate Changes on Cash                               (1,044)
                                                                   ---------

Net Change in Cash and Cash Equivalents                               23,212

Cash and Cash Equivalents - Beginning of Period                           --
                                                                   ---------

Cash and Cash Equivalents - End of Period                          $  23,212
                                                                   =========

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                                    $      --
                                                                   =========
  Income Taxes Paid                                                $      --
                                                                   =========

Supplemental Disclosure of Non-Cash Financing Activities:
  Preferred Stock Issued in Connection with Recapitalization       $   5,000
                                                                   =========

The accompanying notes are an integral par of these financial statements.

                                   PAY88, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Basis of Presentation

      Organization

      On September 5, 2006, Pay88, Inc. ("Pay88") entered into a Share Purchase Agreement (the "Share Purchase Agreement") with Chongqing Qianbao Technology Ltd., a limited Liability company organized under the laws of the People's Republic of China ("Qianbao"), Ying Bao ("Bao"), and Chongqing Yahu Information Development Co., Ltd., a limited liability company organized under the laws of the People's Republic of China ("Yahu"; and together with Bao, the "Qianbao Shareholders"). Pursuant to the Share Purchase Agreement, Pay88 agreed to acquire Qianbao at a closing held simultaneously therewith by purchasing from the Qianbao Shareholders all of their respective shares of Qianbao's registered capital stock, which represent 100% of the issued and outstanding registered capital stock of Qianbao. In consideration therefore, Pay88 agreed to issue to the Qianbao Shareholders an aggregate of 5,000,000 shares of Pay88 Series A Convertible Preferred Stock, to be allocated between the Qianbao Shareholders as follows: 4,950,000 shares to Yahu and 50,000 shares to Bao. Mr. Tao Fan, a brother of Mr. Guo Fan, a director and officer of Pay88, is the Chief Executive Officer of Yahu and owns 5% of its issued shares of capital stock.

      The Series A Preferred Stock is convertible into 14,000,000 shares of Pay88 common stock. The holders of shares of Series A Preferred Stock are entitled to the number of votes equal to the number of shares of common stock into which such shares of Series A Preferred Stock could be converted. With the issuance of the 5,000,000 shares of Pay88 Series A Preferred Stock, Qianbao's stockholders have voting control of Pay88 (approximately 58%) and therefore the acquisition was accounted for as a reverse acquisition. The combination of the two companies is recorded as a recapitalization of Qianbao pursuant to which Qianbao is treated as the continuing entity.

      Qianbao was incorporated on April 24, 2006 in Chongqing, China. Qianbao is building a web distribution platform to provide effective services for connecting diversified service providers and consumer product suppliers to retailers and consumers in the Chinese market. Qianbao is also engaged in the business of wholesale and retail of electronic products, such as game cards and phone cards.

      Pay88,   Inc.  and  Chongqing   Qianbao   Technology  Ltd.  are  hereafter
collectively referred to as "the Company".

      Condensed Financial Statements

      In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

      Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

      Consolidation

      The accompanying unaudited condensed consolidated financial statements included the accounts of Pay88 (Parent) and its wholly owned subsidiary ("Qianbao"). All significant intercompany transactions have been eliminated in consolidation.

                                   PAY88, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Basis of Presentation (Continued)

      Going Concern

      The Company incurred a net loss of $161,964 for the period April 24, 2006 (inception) to September 30, 2006. In addition, the Company had a working capital deficiency of $52,372 at September 30, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

      The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.


NOTE 2 - Summary of Significant Accounting Policies

      Trade Receivables and Allowance for Bad Debts

      Trade accounts receivable are reported at the amounts management expects to collect from outstanding balances. The Company will provide an allowance for doubtful accounts based on the ages of accounts receivable. Currently, all accounts receivable are outstanding under 30 days. Therefore, no allowance for doubtful accounts is provided in the reporting period.

      Inventories

      Inventories consist primarily of purchased game and phone cards and are valued at the lower of cost or market (first-in, first-out method).

      Property and Equipment

      Office space, fixtures and equipment are stated at cost. The costs of additions and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

      Depreciation of office space is calculated utilizing the straight-line method over a thirty-one year period. Depreciation of fixtures is calculated utilizing the straight-line method over a seven year period. Depreciation of computers, servers, office equipment and transportation equipment are calculated utilizing the straight-line method over a five year period.

                                   PAY88, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - Summary of Significant Accounting Policies (Continued)

      Intangible Assets

      Trademark is being amortized on a straight-line basis over the registered life of ten years.

      Revenue Recognition

      The Company's revenue is derived from the resale of game cards in the reporting period. The revenue is recognized at the point of shipment.

      Advertising Costs

      Advertising costs are generally expensed as incurred and are included in operating expenses. Any deferred advertising costs are classified as prepaid expenses and will be expensed in the first year used. Adverting costs for the period ended September 30, 2006 amounted to $23,273.

      Income Taxes

      No provision has been made for corporation income taxes due to the current loss. In addition, no future tax benefit has been calculated. According to the tax regulation of China, the amount of loss that will carry over to the next tax period should be assessed and approved by the tax regulation agency. The maximum carry over period is five years in China.

      Foreign Currency Translation

      The financial statements of the Company are translated pursuant to Statement of Financial Accounting Standards (SFAS) No. 52 - "Foreign Currency Translation." Qianbao is located and operated in China. The Chinese Yuan is the functional currency. The current rate method has been used to translate financial statements into US dollars. Foreign exchange rates from Federal Reserve Statistical Release were used. At September 30, 2006, the exchange rate was 1CN(Y) = 0.1265US$. During July, August and September, the quarterly average exchange rate was 1CN(Y) = 0.1255US$.


NOTE 3 - Office Units

      The purchase of three units of office space was closed on July 3, 2006. Total cost of office space amounted $388,321 (3,069,732 Chinese Yuan), which included initial cost, initial build out expenses, title, registration and taxes, and one time payment to the building repair fund.

      In People's Republic of China, land is owed by the State. The land lease of office spaces will expire in May 2037.


NOTE 4 - Note and Loans Payable - Related Party

      Loans payable to the Company's CEO represents advances bearing interest at 5% per annum that are payable on demand. Interest expense for the period September 6, 2006 to September 30, 2006 was $308. Note payable to the Company's CEO bears interest at 5% per annum and is payable on August 31, 2008. Interest expense for the period September 6, 2006 to September 30, 2006 was $273.

                                   PAY88, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - Commitments and Contingencies

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


NOTE 6 - Related Party Transactions

      Rent

      The Company rents office space owned by an officer of the Company for $200 per month on a month to month basis. Rent expense amounted was $200 for the period September 6, 2006 to September 30, 2006.

      Accrued Liabilities

      Included in accrued liabilities at September 30, 2006 is accrued interest to the Company's CEO in the amount of $7,210 and accrued rent to the Company's Secretary in the amount of $3,600.

      The Company purchased computer equipment and fixtures in the amount of $41,074 (324,698 Chinese Yuan) from Chongqing Yahu Information Development Co. Ltd. The purchase price of the equipment was assessed and decided by an independent third party.


NOTE 7 - Concentration of Credit Risk

      The Company maintains a cash balance in Minsheng Bank, China Merchant Bank and Industrial and Commercial Bank of China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear a risk if any of these banks becomes insolvent. As of September 30, 2006, the Company's uninsured cash balance was $22,978 (181,647) Chinese Yuan.

      The financial position and operations of Qianbao are recorded in Chinese Yuan. Therefore, exchange rate fluctuations could affect the future business operations of the Company.

Item 2. Management's Discussion and Analysis or Plan of Operations.

As used in this Form 10-QSB, references to "Pay88", the "Company," "we," "our" or "us" refer to Pay88, Inc. unless the context otherwise indicates.

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

Through our wholly-owned subsidiary, "Chongqing Qianbao Technology Ltd.", a Chinese limited liability company ("Qianbao"), we operate a distribution platform on Qianbao's website, www.iamseller.com, on which various suppliers of consumer products offer their products for sale to consumers or retailers visiting such website. We generate revenues by earning commissions on such sales, which generally range from two to five percent of revenues generated by sales made on our website. We also intend to engage in the provision of online money transfer services between the United States and China.

1.    Our Consumer Products Business

On September 5, 2006, we acquired Chongqing Qianbao Technology Ltd., a limited liability company organized under the laws of the People's Republic of China ("Qianbao"), by purchasing all of its issued and outstanding shares of registered capital stock from its two shareholders, Ying Bao, a Chinese resident, and Chongqing Yahu Information Development Co., Ltd., a Chinese limited liability company ("Yahu"). In consideration therefor, we issued to Qianbao's shareholders an aggregate of 5,000,000 shares of our Series A Convertible Preferred Stock, which was allocated between them as follows:
4,950,000 shares to Yahu and 50,000 shares to Bao. Mr. Tao Fan, a brother of Mr. Guo Fan, a director and officer of Pay88, is the Chief Executive Officer of Yahu and owns 5% of its issued shares of capital stock.

With the issuance of the 5,000,000 shares of our Series A Preferred Stock, Qianbao's shareholders have voting control of our Company (approximately 58% and therefore the acquisition was accounted for us a reverse acquisition. The combination of our Company and Qianbao is recorded as a recapitalization of Qianbao pursuant to which Qianbao is treated as the continuing entity.

Qianbao was incorporated on April 24, 2006, under the name "Chongqing Qianbao Technology Ltd." under the laws of the People's Republic of China. Qianbao maintains an internet website, http://www.iamseller.com, on which it operates a distribution platform through which various suppliers of consumer products are able to offer their products for sale to consumers or retailers visiting such websites. At present, the main products offered for sale on such website include the following: prepaid game cards, which allow the holder thereof to play online games for the designated allotted time; prepaid calling cards; and prepaid study cards, which allow the holder thereof to use online software that assists in the learning of various subjects including Chinese, English and cooking. Qianbao expects to generate revenue by earning commissions on the sales of such products and other products made from its website. The commission is a percentage of the revenues generated from such sales; the specific amount of such percentage is negotiated between Qianbao and each supplier of products sold on Qianbao's website and generally ranges from two to five percent.

The  following  companies  supply  products  to be  sold on  Qianbao's  website:
Shandong Tianfu Online Platform (supplier of game cards); Sifang Online Distribution Platform (supplier of game cards); Chongqing Digital World (supplier of phone cards); Chongqing E Net Chongqing Sifang (supplier of phone cards); Chongqing Taoxing (supplier of study cards); and Chongqing Dezheng Technology Development. We have not entered into any agreements with any of such suppliers.

Qianbao currently has forty-eight employees, all of whom are employed on a full time basis. Twenty employees are involved in technical operations of the company, twenty are involved in sales and marketing, and the remainder is involved in human resources and finances.


2.    Our Online Money Transfer Business


Since our inception, we have been planning to become involved in the business of facilitating online money transfers from the United States to China. Our goal is to offer persons in the United States near instantaneous, efficient and secure online money transfer services to persons in China. In a typical money transfer, we anticipate that a customer located in the United States will conduct money transfer transactions on the internet via our website, which we intend to develop. Utilizing our website, which has yet to be developed, a customer will transfer money using a credit card or a debit from a bank account. The customer will be able to visit our web site and use his or her credit card to credit his or her account for the amount of money that the customer desires to transfer to a designated recipient in China. Immediately after such transaction over the internet, the recipient's account in China will be credited with the funds. Then the recipient can go to its bank in China and withdraw the money. When the customer initiates the transfer, the software will inform him as to the amount of fees we are to be paid as a result of the transaction. The fee paid to us from the sending customer will be based on the amount to be transferred and the location at which the funds are to be received. We expect our money transfer revenues to be derived primarily from consumer transaction fees and revenues from currency exchange on international money transfers.

On August 3, 2005, we entered into a five (5) year agreement with Chongqing Yahu Information Development Co., Ltd., a Chinese limited liability company ("Yahu"), pursuant to which Yahu will provide to us the software we need to process money transfers. Mr. Tao Fan, a brother of Mr. Guo Fan, a director and officer of Pay88, is the Chief Executive Officer of Yahu and owns 5% of its issued shares of capital stock. The agreement provides for two services to be provided to us by Yahu. The first service is the provision of all proprietary software needed to effectuate fund transfers between the United States and China. The second service to be provided is technical assistance in the areas of installation and future product support. This support includes assistance with all technical aspects of the software as well as problem resolution and general inquiries. Both of these services are to be provided to us by Yahu for a licensing fee that is based upon 20% of the gross fund transfer revenues. The fee is payable on a quarterly basis.

We hope that this agreement will assist us towards establishing us as a quality internet money transfer service provider. We believe that such software is easy to use for the consumer, has the ability to interact with relative ease with other businesses and financial institutions, and is secure enough to accommodate the strict internet security regulations of both the United States and China. We also believe that the software addresses the following requirements: experience in the China marketplace; real time transactions; ease of use; reliable and detailed account information; system expandability; internet based; where no bank/credit card is available, payment can be made when client deposits money with a financial institution which holds the money for the client (knows as an electronic purse) ; transactions and transaction data be encrypted with the state-of-the-art network security technology; free registration; low cost of transaction; and on-going technical assistance and support.

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

Plan of Operation


During the three month period ended September 30, 2006, we commenced the operation of our distribution platform on Qianbao's website, www.iamseller.com, on which various suppliers of consumer products offer their products for sale to consumers or retailers visiting such website. As a result of the commencement of our business operations, we began generating revenues by earning commissions on such sales, which generally range from two to five percent of revenues generated by sales made on our website. Over the next twelve months, we will continue such business operations.

As of September 30, 2006, we had $23,212 in cash. We believe that such funds, together with our revenues, will be sufficient to pay our operating expenses and effectuate our plans with respect to Qianbao's business operations over the next twelve months.

We may seek additional capital for the purpose of financing our plans with respect to our proposed money transfer business. We expect to incur a minimum of $250,000 in expenses in order to effectuate our plans regarding our money transfer business. We estimate that this will be comprised mostly of professional fees including; $50,000 towards the procurement of the required regulatory licenses, $75,000 towards the planning of a comprehensive marketing campaign and $25,000 towards addressing technological infrastructure concerns. Additionally, $100,000 will be needed for general overhead expenses such as for salaries, corporate legal and accounting fees, office overhead and general working capital. Accordingly, we will have to raise the funds to pay for these expenses.

There can be no assurance that additional capital will be available to us. Although we generally intend to raise additional funds, we have no specific plans, understandings or agreements with respect to such an offering, and we have given no contemplation with respect to the securities to be offered or any other issue with respect to any offering. We may seek to raise the required capital by other means. We will have to issue debt or equity or enter into a strategic arrangement with a third party. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for a marketing program will have a severe negative impact on our ability to remain a viable company because even though we have the technical platform to provide wire transfer services, no one will know we can provide these services.

Results of Operation


We earned no revenues prior to the three month period ended September 30, 2006. For the three month period ended September 30, 2006 net sales were $329,006 and the cost of goods sold was $321,584, generating $7,422 in gross profit. General and administrative expenses for the three month period ended September 30, 2006 were $117,857, consisting if $23,273 in advertising expenses, $26,058 in salaries and related costs, $41,035 in professional fees, and $27,491 in other general and administrative expenses. General and administrative expenses for the period April 24, 2006 (inception) through September 30, 2006 were $169,405.

Liquidity and Capital Resources

We incurred a net loss of $161,964 for the period April 24, 2006 (inception) to September 30, 2006. In addition, the Company had a working capital deficiency of $52,372 at September 30, 2006. As of September 30, 2006, we had $23,212 in cash.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As discussed above in Items 1.01 and 2.01, on September 5, 2006, Pay88 issued an aggregate of 5,000,000 shares of Pay88's Series A Convertible Preferred Stock to the stockholders of Qianbao, allocated as follows: 4,950,000 shares to Chongqing Yahu Information Development Co., Ltd.; and 50,000 shares to Ying Bao. The foregoing shares were issued pursuant to the Share Purchase Agreement, dated September 5, 2006, among Pay88, Qianbao, and the stockholders of Qianbao. In consideration for such securities, the stockholders of Qianbao conveyed to Pay88 all of their shares of the registered capital of Qianbao. Such securities were issued under Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated by the Securities and Exchange Commission thereunder.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2006.

Item 5. Other Information.

None.

Item 6. Exhibits

  Exhibit No.             Description                       Where Found
--------------------------------------------------------------------------------
31.1             Rule 13a-14(a)/15d14(a) Certifications     Attached Hereto
--------------------------------------------------------------------------------
32.1             Section 1350 Certifications                Attached Hereto
--------------------------------------------------------------------------------

                                   SIGNATURES

      In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2006


                                  PAY88, INC.

                                  By:    /s/ Guo Fan
                                  Name:  Guo Fan
                                  Title: President, Chief Executive
                                         Officer, and Director (Principal
                                         Executive, Financial, and Accounting
                                         Officer)