Form 10KSB
period 2006-12-31
PAY88
filed 2007-04-02
CIK 1338360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from to .
Commission file number: 000-51793

Pay88, Inc.
(Name of small business issuer as specified in its charter)

Nevada	20-3136572
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1053 North Barnstead Road, Barnstead, New Hampshire	03225
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number: (603) 776-6044

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock ($0.001 Par Value)
(Title of Class)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒         No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐       No   ☒

The registrant's total revenues for the period April 24, 2006 (inception) to December 31, 2006, were $1,199,927.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $8,280,000 based on the average closing bid and asked prices for the common stock on March 30, 2007.

At March 30, 2007, the number of shares outstanding of each of the issuer’s classes of common equity was as follows: 10,100,000 shares of common stock, $0.001 par value; and 5,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value, such shares being convertible, on a per share basis, into 2.8 shares of common stock, and in the aggregate, to 14,000,000 shares of common stock.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☒

PART I

As used in this Annual Report, references to the "Company," "we," "our" or "us" refer to Pay88, Inc. and our subsidiary, Chongqing Qianbao Technology Ltd., unless the context otherwise indicates. "Pay88" refers to Pay88, Inc. "Qianbao" refers to our subsidiary, Chongqing Qianbao Technology Ltd.

Forward Looking Statements

This Annual Report contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report or may be incorporated by reference from other documents filed with the Securities and Exchange Commission by us. You can find many of these statements by looking for words including, for example, "believes," "expects," "anticipates," "estimates" or similar expressions in this Annual Report or in documents incorporated by reference in this Annual Report. Execpt as otherwise required under applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

We have based the forward-looking statements relating to our operations on management's current expectations, estimates, and projections about us and the industry in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition, and other factors.

ITEM 1. DESCRIPTION OF BUSINESS

Pay88 was incorporated on March 22, 2005 under the name "Pay88, Ltd." in the State of New Hampshire. We subsequently decided to reincorporate in the State of Nevada by merging with and into Pay88, Inc., a Nevada corporation formed for such purpose on July 7, 2005. Such merger was effectuated on August 9, 2005.

Through our wholly-owned subsidiary, Chongqing Qianbao Technology Ltd. (“Qianbao”), a Chinese limited liability company, we are currently engaged in the sale of prepaid telephone and game cards through its internet website, http://www.iamseller.com. We currently offer for sale on such website over 800 software products, including cooking and language software and prepaid game cards for online games, as further described below.

Our History

Pay88 was incorporated on March 22, 2005 under the name "Pay88, Ltd." in the State of New Hampshire. We subsequently decided to reincorporate in the State of Nevada by merging with and into Pay88, Inc., a Nevada corporation formed for such purpose on July 7, 2005. Such merger was effectuated on August 9, 2005.

Between the date of our incorporation and our acquisition of Qianbao on September 6, 2006, we were focused on becoming involved in the business of facilitating money transfers from the United States to China. During such time period, our operations were focused on organizational, start-up, and fund raising activities and entering into an agreement with Chongqing Yahu Information Development Co., Ltd., as described below. We never commenced our proposed business operations or generated revenues in connection with such proposed operations.

In furtherance of our intentions to enter into the money transfer business between customers in the U.S. and China, on August 3, 2005, we entered into a five year agreement with Chongqing Yahu Information Development Co., Ltd. Pursuant to such agreement, Chongqing Yahu Information Development Co., Ltd. agreed to provide the system software to us. Mr. Tao Fan, a brother of Mr. Guo Fan, a director and officer of Pay88, is the Chief Executive Officer of Chongqing Yahu Information Development Co., Ltd. and owns 5% of its issued shares of capital stock. Chongqing Yahu Information Development Co., Ltd. is a member of CECA (China Electronic Commerce Association) a nationwide organization in the electronic commerce field in China. Chongqing Yahu Information Development Co., Ltd. has over 650 commercial users and over 250,000 individual users. The agreement provides for two services to be provided to us by Chongqing Yahu Information Development Co., Ltd. The first service is the provision of all proprietary software needed to effectuate fund transfers between the United States and China. The second service to be provided is technical assistance in the areas of installation and future product support. This support includes assistance with all technical aspects of the software as well as problem resolution and general inquiries. Both of these services are to be provided to us by Chongqing Yahu Information Development Co., Ltd. for a licensing fee that is based upon 20% of the gross fund transfer revenues. The fee is payable on a quarterly basis. The use of the software will enable us to provide wire transfers from the United States to China.

On September 5, 2006, we acquired Qianbao pursuant to a Share Purchase Agreement, dated as of such date, among Pay88, Qianbao, and Qianbao’s two shareholders, Ying Bao and Chongqing Yahu Information Development Co., Ltd. Pursuant to such Share Purchase Agreement, Pay88 agreed to acquire Qianbao at a closing held simultaneously therewith by purchasing from Qianbao’s shareholders all of their respective shares of Qianbao’s registered capital stock, which represented 100% of the issued and outstanding registered capital stock of Qianbao. In consideration therefor, Pay88 agreed to issue to the Qianbao shareholders an aggregate of 5,000,000 shares of the Company’s Series A Convertible Preferred Stock, to be allocated between the Qianbao shareholders as follows: 4,950,000 shares to Chongqing Yahu Information Development Co., Ltd. and 50,000 shares to Ying Bao. Mr. Tao Fan, a brother of Mr. Guo Fan, a director and officer of Pay88, is the Chief Executive Officer of Chongqing Yahu Information Development Co., Ltd. and owns 5% of its issued shares of capital stock.

Qianbao was incorporated on April 24, 2006, under the name "Chongqing Qianbao Technology Ltd." under the laws of the People's Republic of China. Qianbao engages in the sale of prepaid telephone and game cards on its internet website, www.iamseller.com, as further described below. On July 3, 2006, Qianbao purchased an office located at No. 78 1st Yanghe Village, Jiangbei District, Chongqing, China for a purchase price of approximately $393,000. Such office serves as Qianbao's executive offices. Although we own the three units of office space, the underlying land is owned by the People’s Republic of the State of China.  Our right to use the land expires in 2037 and may be extended at that time.

Our Business

Through our subsidiary, Qianbao, we are engaged in the sale of prepaid telephone and game cards through Qianbao's website, www.iamseller.com. We have determined to focus all of our resources on the development of such business, in addition to the development of our web distribution platform. We presently have no intention to engage in the money transfer business. Nonetheless, we may in the future resume our plans to develop the money transfer business, as discussed below.

Qianbao’s Business

Qianbao sells prepaid telephone cards and prepaid online video games on its website, www.iamseller.com, to consumers or retailers visiting such website. At present, the main products offered for sale on such website include the following: prepaid game cards, which allow the holder thereof to play online video games for the designated allotted time; and prepaid telephone calling cards. We also hope to add for sale on such website prepaid study cards, which allow the holder thereof to use online software that assists in the learning of various subjects including Chinese, English and cooking.

Qianbao does not manufacture any of the products offered for sale on its website. Qianbao purchases such products from third-party suppliers and thereafter resells them on Qianbao’s website. Qianbao also arranges with some third-party suppliers to make their products available for sale on Qianbao’s website, and Qianbao earns a commission on such sales. Such commission is a percentage of the revenues generated from such sales. The specific amount of such percentage is negotiated between Qianbao and each such supplier, but generally ranges from 1% to5%. We have arranged for the following companies to supply products to be sold on Qianbao's website: Shandong Tianfu Online Platform (supplier of game cards); Sifang Online Distribution Platform (supplier of game cards); Chongqing Digital World (supplier of phone cards); Chongqing E Net Chongqing Sifang (supplier of phone cards); Chongqing Taoxing (supplier of study cards); and Chongqing Dezheng Technology Development.

Qianbao has many companies which have financial, technical and marketing resources significantly greater than those of Qianbao. Qianbao's major competitors include Yun Web, Cobuy, Star software, Jun Web, 17173, China card Net and gotogame. All of these competitors have been in operation for over two years, while we began our business this year.

Qianbao currently has forty-eight employees, all of whom are employed on a full-time basis. Twenty employees are involved in technical operations of the company, twenty are involved in sales and marketing, and the remainder is involved in human resources and finances.

All employees are employed pursuant to our standard employment contract, which sets forth the term of the employment, duties, compensation, and other such matters. In addition, all of our employees are required to sign our standard confidentiality agreement, pursuant to which they agree to maintain the confidentiality of all proprietary information of our company. We do not believe that any of these contracts are material to our business or operations.

Our Planned Money Transfer Business

Although we are presently focused on developing Qianbao’s business, we intend in the future to resume our plans regarding our planned money transfer business. In such event, we hope to be able to facilitate secure online money transfer services from the United States to China. We would like to initially focus our services to people within the United States seeking to wire transfer money to China. Therefore, we hope to build and execute a marketing campaign that targets areas within the United States that has a large population of Chinese expatriates. We intend to employ various methods of marketing which may include internet advertising, telemarketing and commercial advertisements.

As discussed above, on August 3, 2005, we entered into a five (5) year agreement with Chongqing Yahu Information Development Co., Ltd. (“Yahu”), pursuant to which Yahu will provide to us the software we need to process money transfers, should we determine to commence such operations in the future. We hope that this agreement will assist us towards establishing us as a quality internet money transfer service provider. We believe that such software is easy to use for the consumer, has the ability to interact with relative ease with other businesses and financial institutions, and is secure enough to accommodate the strict internet security regulations of both the United States and China. We also believe that the software addresses the following requirements: experience in the China marketplace; real time transactions; ease of use; reliable and detailed account information; system expandability; internet based; where no bank/credit card is available, payment can be made when client deposits money with a financial institution which holds the money for the client (knows as an electronic purse) ; transactions and transaction data be encrypted with the state-of-the-art network security technology; free registration; low cost of transaction; and on-going technical assistance and support.

We recognize that our current management and Board of Directors do not have sufficient marketing experience to create and execute an effective marketing plan. Accordingly, it is our intention to seek out a consulting firm(s) that specializes in this arena.

The electronic money transfer industry is highly competitive. The payment network we plan to introduce will encounter strong competition from many other banks and money wire transfer companies, including many with greater financial resources than ours. As the global money transfer market continues to expand, we expect there to be significant competition from companies similar to ours, as well as from larger and more established companies. Our competitors include the following:

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

Financial transaction reporting and state banking department regulations affect our business. As a money transmitter, we must comply with a number of domestic and international regulatory requirements, including the following: state licensing laws; federal and state anti-money laundering and the federal government's Office of Foreign Assets Control ("OFAC") regulations; laws of various foreign countries regulating the ability to conduct a money transfer business and requiring compliance with anti-money laundering regulations; state unclaimed property reporting; and state, federal and international privacy laws.

In the United States, 45 states require us to be licensed in order to conduct business within their jurisdiction. Requirements to be so licensed generally include minimum net worth, surety bonds, operational procedures and reserves or "permissible investments" that must be maintained in an amount equivalent to all outstanding payment obligations issued by us. The state minimum net worth requirements range from $5,000 to $100,000, depending on the number of offices or agents within the particular state. The types of securities that are considered "permissible investments" vary from state to state, but generally include United States government securities and other highly rated debt instruments. Most states require us to file reports on a quarterly or more frequent basis, verifying our compliance with their requirements. To assist in obtaining all required licenses, the company anticipates allocating $50,000 towards the procurement of the required regulatory licenses. Such funds may come from the sale of equity and/or debt securities and/or loans.

The State of New Hampshire, which is the first state in which we intend to conduct our money transfer business, does not require us to be so licensed in order to conduct our business within its jurisdiction. However, the legislature of the State of New Hampshire is currently considering proposed legislation that would require us to be so licensed. If such legislation is passed, we will have to ensure that we are in compliance.

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

Under the USA Patriot Act, money service businesses, including our agents, are required to establish anti-money laundering compliance programs that include: internal policies and controls; the designation of a compliance officer; ongoing employee training; and an independent review function.

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

Reports to Security Holders.

Pay88’s annual report will contain audited financial statements. Pay88 is not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to its security holders unless a request is made for such delivery. Pay88 files all of its required reports and other information with the Commission. The public may read and copy any materials that are filed by Pay88 with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by Pay88 with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

Pay88 currently maintains its executive offices, which consist of approximately 100 square feet at 1053 North Barnstead Road, Center Barnstead, NH 03225 in space provided to us by Gordon Preston, a director and Secretary of Pay88. We currently are recognizing a lease expense of $200 per month for this space. Pay88 believes that its current office space will be adequate for the foreseeable future.

Qianbao maintains its executive offices at No. 78 1st Yanghe Village, Jiangbei District, Chongqing, China, which consists of approximately 6,845 square feet. Such office was purchased by Qianbao on July 3, 2006, for a purchase price of approximately $393,000. Although we own the three units of office space, the underlying land is owned by the People’s Republic of the State of China.  Our right to use the land expires in 2037 and may be extended at that time.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Pay88’s common stock has been trading on the Over The Counter Bulletin Board under the symbol PAYI.OB since March 8, 2006. The table below sets forth the range of quarterly high and low closing bids for Pay88’s common stock since March 8, 2006 when a quote was first obtained on the Over the Counter Bulletin Board. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Year	Quarter Ended	High	Low

2006	December 31	3.35	3.25
	September 30	3.25	3.25
	June 30	NA	NA
	March 31 (from March )	NA	NA

Holders

On March 30 , 2007, there were approximately 55 holders of record of the Company's common stock.

Dividends

We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

On September 5, 2006, Pay88 issued an aggregate of 5,000,000 shares of Pay88's Series A Convertible Preferred Stock to the stockholders of Qianbao, allocated as follows: 4,950,000 shares to Chongqing Yahu Information Development Co., Ltd.; and 50,000 shares to Ying Bao. The foregoing shares were issued pursuant to the Share Purchase Agreement, dated September 5, 2006, among Pay88, Qianbao, and the stockholders of Qianbao. In consideration for such securities, the stockholders of Qianbao conveyed to Pay88 all of their shares of the registered capital of Qianbao. Each share of Series A Preferred Stock is convertible, at the option of the holder thereof, into 2.8 shares of Pay88's common stock. The holders of shares of Series A Convertible Preferred Stock are entitled to vote together with the holders of the common stock, as a single class, upon all matters submitted to holders of common stock for a vote. Each share of Series A Convertible Preferred Stock will carry a number of votes equal to the number of shares of common stock issuable as if converted at the record date. Such securities were issued under Section 4(2) of the Securities Act of 1933, as amended and/or Regulation D promulgated by the Securities and Exchange Commission thereunder.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our fiscal year ended December 31, 2006. Although Qianbao is a subsidiary of Pay88, the acquisition of Qianbao by Pay88 that was consummated on September 5, 2006 has been treated as a reverse merger of Qianbao. This means that Qianbao is the continuing entity for financial reporting purposes.

Plan of Operation

Through our subsidiary, Qianbao, we will continue to focus over the next twelve months on developing our internet distribution platform on Qianbao's website and increasing the volume of our sales of products on such website. Qianbao will continue to focus on developing its website, www.iamseller.com, and to build other internet websites on which it will operate a distribution platform through which we will be able to offer products for sale to consumers or retailers visiting such websites. Qianbao will continue to its efforts to arrange for suppliers to offer for sale on such website the following products: prepaid game cards, which allow the holder thereof to play online internet games for the designated allotted time; prepaid calling cards; and study cards, which allow the holder thereof to use online software that assists in the learning of various subjects including Chinese, English and cooking. Qianbao is in the process of arranging for the following companies to supply products to be sold on Qianbao's website: Shandong Tianfu Online Platform (supplier of game cards); Sifang Online Distribution Platform (supplier of game cards); Chongqing Digital World (supplier of phone cards); Chongqing E Net Chongqing Sifang (supplier of phone cards); Chongqing Taoxing (supplier of study cards); and Chongqing Dezheng Technology Development. We have not entered into any agreements with any of such suppliers. However, there is no assurance that we will be successful at marketing and selling these products, developing the distribution platform and any other of our objectives.

As of December 31, 2006, Pay88 had $17,084 in cash. We believe that such funds will not be sufficient to effectuate our plans with respect to the business of Qianbao over the next twelve months. If Qianbao's internet distribution platform is developed, we will need to seek additional capital for the purpose of financing our marketing efforts.

We may also seek additional capital for the purpose of financing our plans with respect to our anticipated money transfer business. When and if we decide to resume our plans with respect to our money transfer business, we expect to incur a minimum of $250,000 in expenses in order to effectuate such plans. We estimate that this will be comprised mostly of professional fees including; $50,000 towards the procurement of the required regulatory licenses, $75,000 towards the planning of a comprehensive marketing campaign and $25,000 towards addressing technological infrastructure concerns. Additionally, $100,000 will be needed for general overhead expenses such as for salaries, corporate legal and accounting fees, office overhead and general working capital. Accordingly, we will have to raise the funds to pay for these expenses.

There can be no assurance that additional capital will be available to us. Although we generally intend to raise additional funds, we have no specific plans, understandings or agreements with respect to such an offering, and we have given no contemplation with respect to the securities to be offered or any other issue with respect to any offering. We may seek to raise the required capital by other means. We will have to issue debt or equity or enter into a strategic arrangement with a third party. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for a marketing program will have a severe negative impact on our ability to remain a viable company.

Results of Operations
For the period from April 24, 2006 (inception) to December 31, 2006 gross revenue was $1,199,927, the cost of sales was $1,173,264, and the gross profit was $26,663. If we continue to realize gross margins similar to our historical amounts, we will continue to have cash flow problems. The revenues were derived from online product sales of prepaid game and telephone cards. Operating expenses were $321,436. We had a loss from operations in the amount of $294,773. The net loss during such period was $297,764.

Liquidity and Capital Resources

Cash flow used in operations for the period from April 24, 2006 (inception) to December 31, 2006 was $427,901.

The Company had a working capital deficiency of $140,018 at December 31, 2006, and has funded its cash needs since inception with revenues generated from operations, related-party loans, and funds available from the initial and subsequent capitalizations of Qianbao. There can be no assurance that we will generate sufficient cash flows to fund operations. We have no lines of credit or other financing arrangements as of December 31, 2006. Accordingly, we may have to continue to rely on borrowings from our officers as we have done historically. Since any earnings, if realized, are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future.

We have no current plans for the purchase or sale of any significant amounts of plant or equipment.

We have no current plans to make any significant changes in the number of employees.

Lack of Insurance

The Company currently has no insurance in force for its office facilities and operations and it cannot be certain that it can cover the risks associated with such lack of insurance or that it will be able to obtain and/or maintain insurance to cover these risks at economically feasible premiums.

Going Concern

The Company incurred a net loss of $297,764 for the period April 24, 2006 (inception) to December 31, 2006. In addition, the Company had a working capital deficiency of $140,018 at December 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Critical Accounting Policies and Estimates

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Interpretation No. 48”). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective beginning January 1, 2007. The Company believes that the adoption of Interpretation No. 48 will not have a material impact on its financial statements.

Off Balance Sheet Arrangements

None

ITEM 7. FINANCIAL STATEMENTS

The Company’s audited financial statements for the periods ended December 31, 2006 and 2005 are attached hereto as F-1 through F-13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTANTS AND FINANCIAL DISCLOSURE

Wolinetz, Lafazan & Company, P.C. is our auditor. There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), within the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter ended December 31, 2006, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Pay88’s management, including the chief executive officer and chief financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. It is also recognized Star has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. The Company should address these concerns at the earliest possible opportunity.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters, and Control Persons

Each of our directors serves for a term of one year or until the successor is elected at our annual shareholders' meeting and is qualified, subject to removal by our shareholders. Each officer serves, at the pleasure of our board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Set forth below is the name, age and present principal occupation or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name	Age	Positions and Offices Held

Guo Fan	29	Chairman, President, CEO, and Director
Tao Fan	35	Chief Operating Officer
Gordon Preston	64	Director, Secretary
Lin Xu	51	Director
Shiqing Fu	43	Director

Mr. Guo Fan has been our Chairman, President and CEO since we our incorporation. Since January 2004, Mr. Fan has been the Internet Operations Senior Consultant for ChongQing Junfang Science Technology, a private computer software company located in Chongqing China. In this role, Mr. Fan had developed operating and financial policies and procedures for the company. From 2000 through 2003 Mr. Fan was an officer of Hampstead Players Inc., a company involved in traveling theater productions. From 2003 through March 2005, he was the manager of New Hampshire Fireworks Inc., a major distributor of Chinese fireworks. Mr. Fan received his Associate in Science Degree from the New Hampshire Technical Institute (NHTI) in Aug of 1998.

Mr. Tao Fan has been our chief operating officer since September 5, 2006. He is the Chief Executive Officer and Chairman of the Board of Directors of Chongqing Qianbao Technology Ltd., a limited liability company organized under the laws of the People's Republic of China ("Qianbao"). Qianbao is a wholly-owned subsidiary of the Registrant. Mr. Tao Fan is also the Chief Executive Officer of Chongqing Yahu Information Development Co., Ltd. (“Yahu”), a principal shareholder of the Registrant. Over the past five years, Mr. Tao Fan has served as a senior operations consultant for several Chinese corporations. These corporations include but are not limited to Chongqing Wanguo Shareholding Co., Ltd., Chongqing Ice Water Ltd., and Chongqing Shuanggui Industrial Garden Ltd. Mr. Tao Fan studied in China Northern Industrial University from 1991 to 1993, majoring in English and Information Technology

Mr. Gordon Preston has been a Director and our secretary since our incorporation. Mr. Preston is a mechanical engineer with a broad international work experience. Since 2003, Mr. Preston was Elected Selectman Barnstead, New Hampshire for a three year term. Mr. Preston is focusing his efforts in this capacity on helping the community develop and implement an economic recovery plan. From May 1992 through 2000 he served as Marketing Director of Precious Metal Industries Ltd. In this position, Mr. Preston was responsible for dealing with refinery contracts throughout the Soviet Union and Eastern Europe. In 2000 he established Hampstead Stage Co. in New Hampshire, a non-profit company engaged in traveling theater production. Gordon initially obtained Degree in Mechanical Engineering (HND) in the United Kingdom at Derby University in 1961.

Ms. Lin Xu has been a director of Pay88 since September 5, 2006. Since 1990, Ms. Xu has been Vice General Manager of Chongqing Electric Wire & Cable Co., where she is responsible for sales and human resources. Ms. Xu does not serve in any directorship roles of any other public company. Ms. Xu graduated from Central Communist Party College in 2000, with a bachelor's degree in politics.

Ms. Shiqing Fu has been a director of Pay88 since September 5, 2006. Ms. Fu is a licensed accountant practicing in Chongqing, China. From 2001 until February 2004, Ms. Fu served as Vice General Manager of Chongqing Deheng Securities Ltd., where she was responsible for the day to day operations. In February 2004 Ms. Fu assumed her current position of General Manager of Chongqing Jiarun Accounting Office Ltd., where her role has been to manage operations of the company. Ms. Fu does not serve in any directorship roles of any other public company.

Mr. Tao Fan and Mr. Guo Fan are brothers. Mr. Tao Fan was instrumental in the successful acquisition of Qianbao by Pay88. Mr. Tao Fan is the holder of 5% of Chongqing Yahu Information Development Co., Ltd.’s issued shares of capital stock.

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is of the opinion that an audit committee is not necessary since the Company has only one two directors, and to date such directors have been performing the functions of an audit committee.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer.

Compliance with Section 16(a) of the Exchange Act

Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, our directors and executive officers and any persons holding more than 10% of our common stock are required to file with the SEC reports of their initial ownership of our common stock and any changes in ownership of such common stock. Copies of such reports are required to be furnished to us. Based solely upon a review of Forms 3, 4 and 5 furnished to Pay88, Pay88 is unaware of any persons who during the fiscal year ended December 31, 2006 were directors, officers, or beneficial owners of more than ten percent of the common stock of Pay88 who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during such fiscal year, except as follows: Tao Fan, our Chief Operating Officer, has not filed with the SEC a Form 3 stating that he was appointed as our Chief Operating Officer on February 1, 2007; and Gordon Preston, our Secretary and Director, did not timely file with the SEC a Form 4 disclosing that he disposed of 400,000 shares of our common stock on December 31, 2006, although he did file with the SEC on February 6, 2007 a Form 5 with respect to such transaction.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

During the period from our incorporation on March 22, 2005, through December 31, 2006, Guo Fan was our President, Chief Executive Officer, Chairman, and Director. During such period, Mr. Fan did not receive any compensation for his services. Additionally, during such period, none of our other officers earned compensation exceeding $100,000 per year.

We have no pension, health, annuity, bonus, insurance, equity incentive, non-equity incentive, stock options, profit sharing or similar benefit plans. No stock options or stock appreciation rights were granted to any of our directors or executive officers during the period from the date of our incorporation on March 22, 2005 through December 31, 2006.

Effective February 1, 2007, Pay88 entered into an Employment Agreement with Mr. Guo Fan, under which Guo will continue to serve as our Chairman, President and Chief Executive Officer. Under such agreement, Guo will receive an annual salary of $100,000 during the five-year term commencing on February 1, 2007. Such agreement also provides that if Guo’s employment is terminated without cause at any time within the five year term, Pay88 will pay Guo his salary through January 31, 2012.

Effective February 1, 2007, Pay88 entered into an Employment Agreement with Mr. Tao Fan, under which Tao will be employed as our Chief Operating Officer. Such agreement provides that Tao will receive an annual salary of $50,000 during the five-year term. The agreement also provides that if Tao’s employment is terminated without cause at any time within the five year term commencing on February 1, 2007, Pay88 will pay Tao his salary through January 31, 2012.

Outstanding Equity Awards

As of December 31, 2006, none of our directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

During the period from March 22, 2005 to December 31, 2006, no director received any type of compensation from Pay88. No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments. We have not granted any stock options to any of our officers, directors, or any other persons, but we may grant such options in the future.

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of March 30, 2007, the number of shares of common stock beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 10,100,000 shares of our common stock and 5,000,000 shares of our Series A Convertible Preferred Stock issued and outstanding as of March 30, 2007. We do not have any other outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

		Amount and Nature
		of Beneficial
Name of Beneficial Owner	Class of Stock	Ownership	Percent of Class

Owners of More than 5%

Chongqing Yahu Information
Development Co., Ltd. (1)	Series A	4,950,000	99%
c/o Chongqing Qinbao	Convertible
Technology Ltd.	Preferred (2)
No. 78 1st Yanghe Village
Jiangbei District, Chongqing
China

Directors and Executive Officers:

Guo Fan	Common	7,600,000	75%
c/o Pay88, Inc.

Amount and Nature
of Beneficial
Name of Beneficial Owner	Class of Stock	Ownership	Percent of Class

1053 North Barnstead Road,
Center Barnstead, NH 03225

Tao Fan (1)	Series A	4,950,000	99%
c/o Chongqing Qinbao	Convertible
Technology Ltd.	Preferred (2)
No. 78 1st Yanghe Village
Jiangbei District, Chongqing
China

Gordon Preston	N/A	0	0
c/o Pay88, Inc.
1053 North Barnstead Road,
Center Barnstead, NH 03225

Lin Xu	N/A	0	Less than 1%
c/o Chongqing Qinbao
Technology Ltd.
No. 78 1st Yanghe Village
Jiangbei District, Chongqing
China

Shiqing Fu	N/A	0	0
c/o Chongqing Qinbao
Technology Ltd.
No. 78 1st Yanghe Village
Jiangbei District, Chongqing
China

All directors and executive Common		7,600,000	75%
officers as a group
(five persons)	Series A
	Convertible
	Preferred	4,950,000	99%

(1) Chongqing Yahu Information Development Co., Ltd. ("Yahu") is a limited liability company organized under the laws of the People's Republic of China. Yahu is engaged in the development and sale of software and related services used in effectuating wire transfers and other electronic commerce transactions. The following persons have voting, investment, and dispositive control over the shares of Series A Convertible Preferred Stock owned by Yahu: Mr. Tao Fan, who is the Chief Executive Officer of Yahu and owns 5% of its issued shares of capital stock; Mr. Ying Bao, who is a Director of Yahu; Ming Song, who is the owner of 7.14% of the issued shares of capital stock of Yahu; Deqiong Qing, who is the owner of 5.86% of the issued shares of capital stock of Yahu; and Maozhuo Jiang, who is the owner of 5% of the issued shares of capital stock of Yahu.

(2) Each share of Series A Preferred Stock is convertible, at the option of the holder thereof, into 2.8 shares of Pay88's common stock. Accordingly, the Series A Convertible Preferred shares acquired by Yahu and Ying Bao are convertible, respectively, into 13,860,000 shares (representing 57.7%) and 140,000 shares (representing 0.6%) of the issued and outstanding common stock. The holders of shares of Series A Convertible Preferred Stock are entitled to vote together with the holders of the common stock, as a single class, upon all matters submitted to holders of common stock for a vote. Each share of Series A Convertible Preferred Stock will carry a number of votes equal to the number of shares of common stock issuable as if converted at the record date.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Currently, we utilize space in New Hampshire that is provided to us by Mr. Gordon Preston, a director and our Secretary, for a rental fee of $200 per month.

Through December 31, 2005, Guo Fan, our Chief Executive Officer, President, Chairman, and Director, lent us an aggregate of $80,385, and in consideration therefore, we issued to Guo Fan a promissory note, in the principal amount of $80,385. Said amount bears interest at the rate of 5% per annum and is payable on demand. Principal and interest are due and payable on August 31, 2008. In addition, Mr. Fan has advanced us additional funds in the amount of $130,006. Such loan bears interest at the rate of 5% per annum and is payable on demand. Mr. Tao Fan, who is Guo Fan’s brother, has advanced us funds in the amount of $157,815. Such amount bears interest at the rate of 2% and is payable on demand.

On August 3, 2005, Pay88 entered into a five year agreement with Chongqing Yahu Information Development Co., Ltd. Mr. Tao Fan, our Chief Operating Officer and a brother of Mr. Guo Fan, our Chief Executive Officer, President, Chairman, and Director, is the Chief Executive Officer of Chongqing Yahu Information Development Co., Ltd. and owns 5% of its issued shares of capital stock. The agreement provides for two services to be provided to us by Chongqing Yahu Information Development Co., Ltd. The first service is the provision of all proprietary software needed to effectuate fund transfers between the United States and China. The second service to be provided is technical assistance in the areas of installation and future product support. This support includes assistance with all technical aspects of the software as well as problem resolution and general inquiries. Both of these services are to be provided to us by Chongqing Yahu Information Development Co., Ltd. for a licensing fee that is based upon 20% of the gross fund transfer revenues. The fee is payable on a quarterly basis. The use of the software will enable us to provide wire transfers from the United States to China.

On September 5, 2006, Pay88 entered into a Share Purchase Agreement with Qianbao, Chongqing Yahu Information Development Co., Ltd., and Ying Bao. Pursuant to the Share Purchase Agreement, Pay88 agreed to acquire Qianbao at a closing held simultaneously therewith by purchasing from Chongqing Yahu Information Development Co., Ltd. and Ying Bao all of their respective shares of Qianbao's registered capital, which represented 100% of the issued and outstanding share capital of Qianbao. In consideration therefor, Pay88 agreed to issue to shares of Pay88's Series A Convertible Preferred Stock as follows: 4,950,000 shares to Chongqing Yahu Information Development Co., Ltd. and 50,000 shares to Ying Bao. Mr. Tao Fan, our Chief Operating Officer and a brother of Mr. Guo Fan, a director and officer of Pay88, is the Chief Executive Officer of Chongqing Yahu Information Development Co., Ltd. and owns 5% of its issued shares of capital stock.

Director Independence

We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do believe that the following directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange: Lin Xu; and Shiqing Fu.

ITEM 13. EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of Pay88 (incorporated by reference to Exhibit 3.1 to Pay88’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 14, 2005)

3.2	Bylaws of Pay88 (incorporated by reference to Exhibit 3.2 to Pay88’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 14, 2005)

4.1	Specimen Common Stock (incorporated by reference to Exhibit 4.1 to Pay88’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 14, 2005)

4.2
Certificate of Designation for Series A Convertible Preferred Stock, filed with the Nevada Secretary of State on September 5, 2006 (incorporated by reference to Exhibit 4.1 to Pay88’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006)

10.1
Licensing and Service Agreement, dated August 3, 2005, between Chongqing Yahu Information, Limited and Pay88 (incorporated by reference to Exhibit 10.1 to Pay88’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 14, 2005).

10.2
Plan and Agreement of Merger, dated July 2005, by and between Pay88, Inc. and Pay88, Ltd. (incorporated by reference to Exhibit 10.2 to Pay88’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 14, 2005).

10.3
Promissory Note, dated August 31, 2005, in the principal amount of $80,385, made by Pay88, Inc. in favor of Guo Fan (incorporated by reference to Exhibit 10.3 to Pay88’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 14, 2005).

10.4
Agreement, dated March 29, 2005, by and between First Line Capital LLC and Pay 88, Ltd. (incorporated by reference to Exhibit 10.4 to Pay88’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 14, 2005).

10.5
Share Purchase Agreement, dated September 5, 2006, Pay88, Inc., Chongqing Qianbao Technology Ltd., Ying Bao, and Chongqing Yahu Information Development Co., Ltd. (incorporated by reference to Exhibit 10.1 to Pay88’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

10.6
Sales Contract 3-1, dated July 3, 2006, between Chongqing Yinxin Realty Development Ltd. and Chongqing Qianbao Technology Ltd., for the purchase of offices located at No. 78 1st Yanghe Village, Jiangbei District, Chongqing, China (incorporated by reference to Exhibit 10.2 to Pay88’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

10.7
Sales Contract 3-2, dated July 3, 2006, between Chongqing Yinxin Realty Development Ltd. and Chongqing Qianbao Technology Ltd., for the purchase of offices located at No. 78 1st Yanghe Village, Jiangbei District, Chongqing, China (incorporated by reference to Exhibit 10.3 to Pay88’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

10.8
Sales Contract 3-2, dated July 3, 2006, between Chongqing Yinxin Realty Development Ltd. and Chongqing Qianbao Technology Ltd., for the purchase of offices located at No. 78 1st Yanghe Village, Jiangbei District, Chongqing, China (incorporated by reference to Exhibit 10,4 to Pay88’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

10.9
Employment Agreement dated February 1, 2007, between Pay88 and Guo Fan (incorporated by reference to Exhibit 10.1 to Pay88’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

Exhibit No.	Description

10.10
Employment Agreement dated February 1, 2007, between Pay88 and Tao Fan (incorporated by reference to Exhibit 10.2 to Pay88’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

31.1
Certification of the Principal Executive and Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Audit Fees

Wolinetz, Lafazan & Company, P.C. provided audit services to Pay88 in connection with its annual report for the fiscal years ended December 31, 2006 and 2005. The aggregate fees billed by Wolinetz, Lafazan & Company, P.C. for the audit of Pay88’s annual financial statements and a review of Pay88’s quarterly financial statements during the fiscal years ended December 31, 2006 and 2005 were $52,000 and $17,000, respectively.

Audit Related Fees

Wolinetz, Lafazan & Company, P.C. billed to Pay88 no fees in each of 2006 and 2005 for professional services that are reasonably related to the audit or review of Pay88’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Wolinetz, Lafazan & Company, P.C. billed to Pay88 fees of $0 in 2006 and $0 in 2005 for professional services rendered in connection with the preparation of Pay88’s tax returns for the respective periods.

All Other Fees

Wolinetz, Lafazan & Company, P.C. billed Pay88 no fees in each of 2006 and 2005 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

Pay88 does not have a standing audit committee. Therefore, all services provided to Pay88 by Wolinetz, Lafazan & Company, P.C. as detailed above, were pre-approved by Pay88’s board of directors.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2007.

Pay88, Inc.

By:	/s/ Guo Fan
Name: Guo Fan
Title: President, Chief Executive Officer,
Chairman, and Director (Principal
Executive, Financial, and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lin Xu	Director	March 30, 2007
Lin Xu

/s/ Shiqing Fu	Director	March 30, 2007
Shiqing Fu

/s/ Gordon Preston	Director and Secretary	March 30, 2007
Gordon Preston

/s/ Guo Fan	Director, President, CEO,	March 30, 2007
Guo Fan	and Chairman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Pay88, Inc. (A Nevada Corporation)

We have audited the accompanying consolidated balance sheet of Pay88, Inc. and Subsidiary (“the Company”) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the period April 24, 2006 (inception) to December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2006, and the results of their operations and their cash flows for the period April 24, 2006 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred a net loss for the period April 24, 2006 (inception) to December 31, 2006 and as of December 31, 2006, had a working capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
March 27, 2007

PAY88, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS
Current Assets:
Cash and Cash Equivalents	$17,084
Accounts Receivable, Net of Allowances of $1,214	52,474
Inventories	125,805
Prepaid Expenses	45,756

Total Current Assets	241,119

Property and Equipment, Net	487,000

Total Assets	$728,119
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$93,316
Loans Payable - Related Parties	287,821

Total Current Liabilities	381,137

Long-Term Debt:
Note Payable - Related Party	80,385

Total Liabilities	461,522

Stockholders’ Equity:
Preferred Stock, $.001 par value; 5,000,000 shares authorized,
5,000,000 shares issued and outstanding; liquidation preference,
$.01 per share	5,000
Common Stock, $.001 par value; 100,000,000 shares authorized,
10,100,000 shares issued and outstanding	10,100
Additional Paid-In Capital	535,596
Accumulated Deficit	(297,764)
Accumulated Other Comprehensive Income	13,665
Total Stockholders’ Equity	266,597
Total Liabilities and Stockholders’ Equity	$728,119

The accompanying notes are an integral part of these financial statements.

PAY88, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD APRIL 24, 2006 (INCEPTION) TO DECEMBER 31, 2006

Sales - Net	$1,199,927

Cost of Sales	1,173,264

Gross Profit	26,663

Operating Expenses:
Selling Expenses	25,733
Salaries and Related Costs	54,145
Website Development Costs	18,049
Professional Fees	150,420
General and Administrative Expenses	73,089

Total Operating Expenses	321,436

Loss from Operations	(294,773)

Other Income (Expense)
Interest Expense - Related Parties	(3,657)
Interest Income	666

Total Other Income (Expense)	(2,991)

Net Loss	$(297,764)

Basic Loss Per Common Share	$(0.03)

Weighted Average Common Shares Outstanding - Basic	10,090,040

Diluted Loss Per Common Share	$(0.01)

Weighted Average Common Shares Outstanding - Diluted	24,090,040

The accompanying notes are an integral part of these financial statements.

PAY88, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD APRIL 24, 2006 (INCEPTION) TO DECEMBER 31, 2006

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance - April 24, 2006	-	$-	-	$-	$-	$-	$-	$-

Proceeds from Initial Investment
in Qianbao	-	-	-	-	362,790	-	-	362,790

Proceeds from Additional Investment
in Qianbao	-	-	-	-	358,705	-	-	358,705

Effect of Recapitalization	-	-	10,000,000	10,000	(183,299)	-	-	(173,299)

Issuance of Preferred Stock in
Connection with Recapitalization	5,000,000	5,000	-	-	(5,000)	-	-	-

Issuance of 100,000 Shares of
Common Stock for Services	-	-	100,000	100	2,400	-	-	2,500

Comprehensive Income (Loss):

Net (Loss) for the Period	-	-	-	-	-	(297,764)	-	(297,764)

Foreign Currency Translation
Adjustment	-	-	-	-	-	-	13,665	13,665

Total Comprehensive Loss	-	-	-	-	-	-	-	(284,099)

Balance - December 31, 2006	5,000,000	$5,000	10,100,000	$10,100	$535,596	$(297,764)	$13,665	$266,597

The accompanying notes are an integral part of these financial statements .

PAY88, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD APRIL 24, 2006 (INCEPTION) TO DECEMBER 31, 2006

Cash Flows from Operating Activities:
Net Loss	$(297,764)
Adjustments to Reconcile Net Loss to
Net Cash (Used) by Operating Activities:
Allowance for Bad Debts	1,214
Depreciation	16,165
Common Stock Issued for Services	2,500
Changes in Assets and Liabilities:
(Increase) in Accounts Receivable	(53,688)
(Increase) in Inventories	(125,805)
(Increase) in Prepaid Expenses	(45,756)
Increase in Accounts Payable	75,233

Net Cash (Used) by Operating Activities	(427,901)

Cash Flows from Investing Activities:
Capital Expenditures	(503,165)
Effect of Recapitalization	1,209

Net Cash (Used) by Investing Activities	(501,956)

Cash Flows from Financing Activities:
Proceeds from Issuance of Registered Capital Stock	721,495
Proceeds from Loans Payable - Related Parties	211,781

Net Cash Provided by Financing Activities	933,276

Effect of Exchange Rate Changes on Cash	13,665

Net Increase in Cash and Cash Equivalents	17,084

Cash and Cash Equivalents - Beginning of Period	-

Cash and Cash Equivalents - End of Period	$17,084

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-
Income Taxes Paid	$-

Supplemental Disclosure of Non-Cash Financing Activities:
Preferred Stock Issued in Connection with Recapitalization	$5,000

The accompanying notes are an integral part of these financial statements.

PAY88, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	Description of Business and Basis of Presentation

Organization

The Company was originally incorporated on March 22, 2005 under the laws of the State of New Hampshire as Pay88, Ltd. On July 7, 2005, Pay88, Inc. a Nevada corporation, was formed. Subsequently, the New Hampshire corporation was merged with and into the Nevada corporation. On September 5, 2006, Pay88, Inc. (“Pay88”) entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Chongqing Qianbao Technology Ltd., a limited Liability company organized under the laws of the People’s Republic of China (“Qianbao”), Ying Bao (“Bao”), and Chongqing Yahu Information Development Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Yahu”; and together with Bao, the “Qianbao Shareholders”). Pursuant to the Share Purchase Agreement, Pay88 agreed to acquire Qianbao at a closing held simultaneously therewith by purchasing from the Qianbao Shareholders all of their respective shares of Qianbao’s registered capital stock, which represent 100% of the issued and outstanding registered capital stock of Qianbao. In consideration therefore, Pay88 agreed to issue to the Qianbao Shareholders an aggregate of 5,000,000 shares of Pay88 Series A Convertible Preferred Stock, to be allocated between the Qianbao Shareholders as follows: 4,950,000 shares to Yahu and 50,000 shares to Bao. Mr. Tao Fan, a brother of Mr. Guo Fan, a director and officer of Pay88, is the Chief Executive Officer of Yahu and owns 5% of its issued shares of capital stock.

The 5,000,000 shares of Pay88 Series A Preferred Stock is convertible into 14,000,000 shares of Pay88 common stock. The holders of shares of Series A Preferred Stock are entitled to the number of votes equal to the number of shares of common stock into which such shares of Series A Preferred Stock could be converted. With the issuance of the 5,000,000 shares of Pay88 Series A Preferred Stock, Qianbao’s stockholders have voting control of Pay88 (approximately 58%) and therefore the acquisition was accounted for as a reverse acquisition. The combination of the two companies is recorded as a recapitalization of Qianbao pursuant to which Qianbao is treated as the continuing entity although Pay88 is the legal acquirer. The consolidated financial statements include the operations of Qianbao from April 24, 2006 (inception) to December 31, 2006, and the operations of Pay88 from September 6, 2006 to December 31, 2006.

Qianbao was incorporated on April 24, 2006 in Chongqing, China. Qianbao is currently primarily engaged in the sale of prepaid telephone cards and prepaid online video game cards that allow the user to play online video games for designated allotted times. Qianbao also intends to build a web distribution platform to provide effective services for connecting diversified service providers and consumer product suppliers to retailers and consumers in the Chinese market.

Pay88, Inc. and Chongqing Qianbao Technology Ltd. are hereafter collectively referred to as “the Company”.

Going Concern

The Company incurred a net loss of $297,764 for the period April 24, 2006 (inception) to December 31, 2006. In addition, the Company had a working capital deficiency of $140,018 at December 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.

PAY88, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	Basis of Presentation (Continued)

Going Concern (Continued)

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

During the period April 24, 2006 (inception) to December 31, 2006, the Company relied heavily for its financing needs on two of its officers and significant stockholders. In addition, the Company obtained financing through the sale of registered capital shares of Qianbao.

During the period April 24, 2006 (inception) to December 31, 2006 the Company:

•	Received approximately $212,000 in advances from two of its officers and significant stockholders;
•	Received approximately $721,000 from the initial and subsequent investments in connection with the founding of Qianbao.

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company is attempting to expand its game card and phone card sales and provide additional internet services. There can be no assurances that the Company will be able to raise the additional funds it requires and/or achieve its business goals.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 -	Summary of Significant Accounting Policies

Principals of Consolidation

The accompanying consolidated financial statements included the accounts of Pay88 (Parent) and its wholly owned subsidiary (“Qianbao”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

PAY88, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -	Summary of Significant Accounting Policies (Continued)

Inventories

Inventories consist primarily of purchased game and phone cards. Inventories are carried at the lower of cost or market using the first-in, first-out method.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company recognized a bad debt provision of $1,214 for the period ended December 31, 2006.

Advertising Costs

Advertising costs are expensed as incurred. Adverting costs amounted to $19,773 for the period ended December 31, 2006.

Research and Development

Research and development costs are expensed as incurred.

Website Development Costs

Website development costs are expensed as incurred.

Income Taxes

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

PAY88, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -	Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation

The financial statements of the Company are translated pursuant to Statement of Financial Accounting Standards (SFAS) No. 52 - “Foreign Currency Translation.” Qianbao is located and operated in China. The Chinese Yuan is the functional currency. The financial statements of Qianbao is translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation gains and losses are deferred and recorded in accumulated other comprehensive income as a component of stockholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The common stock issued and outstanding with respect to the pre-merger Pay88 stockholders has been included since April 24, 2006.

Diluted loss per share is computed similarly to basic loss per share except that it includes the potential dilution that could occur if dilutive securities were converted. Accordingly, dilutive loss per share includes the conversion of 5,000,000 shares of Pay88 Series A Convertible Preferred Stock into 14,000,000 shares of Pay88 common stock.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, accounts receivable, accounts payable, and notes and loans payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Interpretation No. 48”). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective beginning January 1, 2007. The Company believes that the adoption of Interpretation No. 48 will not have a material impact on its financial statements.

PAY88, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -	Property and Equipment

Property and equipment is summarized as follows:

		Estimated Useful
		Lives
Office Units and Improvements	$393,233	31Years
Furniture and Fixtures	7,745	5 Years
Office Equipment	78,856	3 Years
Software	16,992	3 Years
Automobile	6,339	5 Years
	503,165
Less: Accumulated Depreciation	16,165
	$487,000

Depreciation expense was $16,165 for the period ended December 31, 2006.

The Company purchased three units of office space in July 2006 in Chongqing China. In the People’s Republic of China, land is owned by the State. The right for the Company to use the land expires in 2037 and may be extended at that time.

NOTE 4 -	Loans Payable - Related Parties

Loans payable to related parties consist of the following:

Loans payable to the Company’s Chief Executive Officer,
bearing interest at 5% per annum and payable on demand	$130,006

Loans payable to the Company’s Chief Operating Officer,
bearing interest at 2% per annum and payable on demand	157,815
$287,821

NOTE 5 -	Note Payable - Related Party

Note payable to the Company’s Chief Executive Officer in the amount of $80,385 bears interest at 5% per annum and is payable on August 31, 2008.

Maturities of this long-term debt are as follows:
During the Year Ending
December 31,
2007	$-
2008	80,385
$80,385

PAY88, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -	Commitments and Contingencies

Yahu Agreement

On August 3, 2005, the Company entered into a five year agreement with Chongqing Yahu Information Limited (“Yahu”). Yahu is a Chinese corporation formed by Mr. Tao Fan, a brother of Mr. Guo Fan, a significant stockholder, director and officer of the Company. As a result of the Share Purchase Agreement (see Note 1) Yahu owns 4,950,000 shares of Pay88 Series A Preferred Stock, representing approximately 53% voting control. The Agreement provides for two services to be provided to the Company by Yahu. The first service is the provision of all proprietary software needed to effectuate fund transfers between the U.S. and China. The second service to be provided is technical assistance in the areas of installation and future product support. This support includes assistance with all technical aspects of the software as well as problem resolution and general inquiries. Both of these services are to be provided to the Company by Yahu for a licensing fee that is based upon 20% of the gross fund transfer revenues. The fee is payable on a quarterly basis. The use of the software will enable the Company to provide wire transfers from the U.S. to China. Although this agreement is in force, it has been dormant and we presently have no intention to engage in the money transfer business.

Lack of Insurance

The Company currently has no insurance in force for its office facilities and operations and it cannot be certain that it can cover the risks associated with such lack of insurance or that it will be able to obtain and/or maintain insurance to cover these risks at economically feasible premiums.

NOTE 7 -	Stockholders’ Equity

At inception, Qianbao was formed with two stockholders, Yahu (99%) and an individual (1%). The initial capitalization was $362,790 of which Yahu contributed $350,280 and the individual contributed $12,510. Subsequently, there was an additional capital contribution of $358,705 of which Yahu contributed $358,420 and the individual contributed $285.

Pursuant to the Share Purchase Agreement (see Note 1), on September 5, 2006 5,000,000 shares of Pay88 Series A Convertible Preferred Stock was issued to the stockholders of Qianbao in exchange for 100% of the registered capital shares of Qianbao. The 5,000,000 shares of Pay88 Series A Preferred Stock is convertible into 14,000,000 shares of Pay88 common stock. The holders of shares of Series A Preferred Stock are entitled to the number of votes equal to the number of shares of common stock into which such shares of Series A Preferred Stock could be converted.

The Company’s Board of Directors may, without further action by the Company’s stockholders, from time to time, direct the issuance of any authorized but unissued or unreserved shares of preferred stock in series and at the time of issuance, determine the rights, preferences and limitations of each series. The holders of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the common stock. Furthermore, the board of directors could issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of the common stock.

PAY88, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -	Related Party Transactions

Rent

The Company rents office space in New Hampshire owned by an officer of the Company for $200 per month on a month to month basis. Rent expense amounted to $800 for the period ended December 31, 2006.

Accounts Payable

Included in accounts payable at December 31, 2006 is accrued interest payable amounting to $10,294 on a note and loans payable (see Notes 4 and 5) to two officers and significant stockholders and rent payable to an officer amounting to $4,200.

Purchase of Equipment

The Company purchased computer equipment and fixtures in the amount of $41,074 from Chongqing Yahu Information Development Co. Ltd. The purchase price of the equipment was assessed and decided by an independent third party to be at fair value.

Relationships

On February 1, 2007, the board of directors of the Company appointed Mr. Tao Fan as the Chief Operating Officer of the Company. Mr. Tao Fan is the Chief Executive Officer and Chairman of the Board of Directors of Qianbao, our wholly-owned subsidiary. Mr. Tao Fan is also the Chief Executive Officer of Yahu, a principal shareholder of the Company. Mr. Tao Fan is the brother of Mr. Guo Fan, the Chief Executive Officer of the Company.

NOTE 9 -	Concentration of Credit Risk

The Company maintains cash balances in various banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear a risk if any of these banks become insolvent. As of December 31, 2006, the Company’s uninsured cash balance was $16,955.

NOTE 10 -	Income Taxes

At December 31, 2006, the Company had available a net-operating loss carry-forward for Federal tax purposes of approximately $248,000, which may be applied against future taxable income, if any, from 2025 to 2026. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

PAY88, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -	Income Taxes

At December 31, 2006, the Company had available a foreign net-operating loss carryforward of approximately $270,000, which may be applied against future foreign taxable income, if any, through 2011. The utilization of the foreign tax loss carryforwards are subject to the tax regulations of China, which, among other things, may require approval by the tax regulation agency of the utilization.

At December 31, 2006, the Company has a deferred tax asset of approximately $186,000 representing the benefit of its federal, state and foreign net operating loss carry-forwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $30,000.

NOTE 11 -	Subsequent Events

Employment Agreements

Effective February 1, 2007, the Company entered into an Employment Agreement with Mr. Guo Fan (“Guo’s Agreement”), which memorialized the employment of Mr. Guo Fan on a full time basis as its Chairman, President and Chief Executive Officer. Pursuant to Guo’s Agreement, Mr. Guo Fan will receive an annual salary of $100,000 during the five-year term commencing on February 1, 2007. Guo’s Agreement also provides that if Mr. Guo Fan’s employment is terminated without cause at any time within the five year term, the Company shall pay Mr. Guo Fan his salary through January 31, 2012.

Effective February 1, 2007, the Company entered into an Employment Agreement with Mr. Tao Fan (“Tao’s Agreement”), pursuant to which Mr. Tao Fan was employed as the Chief Operating Officer of the Company. Tao’s Agreement provides that if Mr. Tao Fan’s employment is terminated without cause at any time within the five year term commencing on February 1, 2007, the Company shall pay Mr. Tao Fan his salary through January 31, 2012.

Both agreements provide for reimbursement of business expenses, directors’ and officers’ insurance coverage and other additional benefits including but not limited to pension or profit sharing plans and insurance. The Company also agrees to defend the Executives from and against any and all lawsuits initiated against the Company and/or the Executives.