Form 10QSB
period 2007-03-31
PAY88
filed 2007-05-15
CIK 1338360

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-51793

PAY88, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of incorporation)	20-3136572 (IRS Employer ID Number)

1053 North Barnstead Road, Barnstead, NH 03225
(Address of principal executive offices)

(603) 776-6044
(Issuer's telephone number)

________________________________________
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
YES ☐ NO ☒

Number of shares of common stock outstanding as of May 14, 2007: 10,100,000 shares of common stock, $0.001 par value; and 5,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value, such shares being convertible, on a per share basis, into 2.8 shares of common stock, and in the aggregate, to 14,000,000 shares of common stock.

Transitional Small Business Format  Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PAY88, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(Unaudited)

ASSETS

Current Assets:
Cash and Cash Equivalents	$27,920
Accounts Receivable, Net of Allowances of $1,972	69,300
Inventories	108,940
Prepaid Expenses	63,829

Total Current Assets	269,989

Property and Equipment, Net	493,370

Total Assets	$763,359

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$125,310
Deferred Income	2,150
Loans Payable - Related Party	419,196

Total Current Liabilities	546,656

Long-Term Debt:
Note Payable - Related Party	80,385

Total Liabilities	627,041

Stockholders’ Equity:
Preferred Stock, $.001 par value; 5,000,000 shares authorized,
5,000,000 shares issued and outstanding	5,000
Common Stock, $.001 par value; 100,000,000 shares authorized,
10,100,000 shares issued and outstanding	10,100
Additional Paid-In Capital	535,596
Accumulated Deficit	(432,593)
Accumulated Other Comprehensive Income (Loss)	18,215

Total Stockholders’ Equity	136,318

Total Liabilities and Stockholders’ Equity	$763,359

The accompanying notes are an integral part of these financial statements.

PAY88, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Unaudited)

Sales-Net	$1,102,781

Cost of Sales	1,087,374

Gross Profit	15,407

Operating Expenses:
Selling Expenses	3,812
Salaries and Related Costs	59,525
Website Development Costs	13,598
Professional Fees	28,358
Other General and Administrative Expense	40,527

Total Operating Expenses	145,820

Loss from Operations	(130,413)

Other Income (Expense):
Interest Expense - Related Party	(3,594)
Interest Income	78

Total Other Income (Expense)	(3,516)

Loss before Provision for Income Tax	(133,929)

Provision for Income Tax	900

Net Loss	$(134,829)

Basic Loss Per Common Share	$(0.01)

Weighted Average Basic Common Shares Outstanding	10,100,000

Fully Diluted Loss Per Share	$(0.01)

Weighted Average Fully Diluted Shares Outstanding	24,100,000

The accompanying notes are an integral part of these financial statements.

PAY88, INC.AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Unaudited)

Cash Flows from Operating Activities:
Net Loss	$(134,829)
Adjustments to Reconcile Net Loss to
Net Cash (Used) by Operating Activities
Allowance for Bad Debts	758
Depreciation and Amortization:	10,815
Changes in Assets and Liabilities:
(Increase) in Accounts Receivable	(17,584)
Decrease in Inventories	16,865
(Increase) in Prepaid Expense	(18,073)
Increase in Accounts Payable	31,994
Increase in Deferred Income	2,150

Net Cash (Used) by Operating Activities	(107,904)

Cash Flows from Investing Activities:
Capital Expenditures	(11,684)

Net Cash (Used) by Investing Activities	(11,684)

Cash Flows from Financing Activities:
Net Proceeds from Loans Payable - Related Party	131,375

Net Cash Provided by Financing Activities	131,375

Effect of Exchange Rate Changes on Cash	(951)

Net Increase in Cash and Cash Equivalents	10,836

Cash and Cash Equivalents - Beginning of Period	17,084

Cash and Cash Equivalents - End of Period	$27,920

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-
Income Taxes Paid	$414

The accompanying notes are an integral part of these financial statements.

PAY88, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Qianbao was incorporated on April 24, 2006 in Chongqing, China. Qianbao is currently primarily engaged in the sale of prepaid online video game cards and prepaid telephone cards that allow the user to play online video games for designated allotted times. Qianbao also intends to build a web distribution platform to provide effective services for connecting diversified service providers and consumer product suppliers to retailers and consumers in the Chinese market.

Pay88, Inc. and Chongqing Qianbao Technology Ltd. are hereafter collectively referred to as “the Company”.

Condensed Financial Statements

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

PAY88, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  Basis of Presentation (Continued)

Consolidation

The accompanying unaudited condensed consolidated financial statements included the accounts of Pay88 (Parent) and its wholly owned subsidiary (“Qianbao”). All significant intercompany transactions have been eliminated in consolidation.

Going Concern

The Company incurred a net loss of $134,829 for the quarter ended March 31, 2007. In addition, the Company had a working capital deficiency of $276,667 at March 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern.

There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations, or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

During the quarter ended March 31, 2007, the Company received net loans totaling $131,375 from its officers.

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

NOTE 2 -  Advertising Costs

Advertising costs are expensed as incurred. Advertising costs amounted to $2,576 for the period ended March 31, 2007.

NOTE 3 - Net Loss Per Common Share

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

PAY88, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -  Property and Equipment

Property and equipment is summarized as follows:

		Estimated Useful
		Lives

Office Units and Improvements	$397,530	31 Years
Furniture and Fixtures	7,829	5 Years
Office Equipment	85,707	3 Years
Software	22,876	3 Years
Automobile	6,408	5 Years
520,350
Less: Accumulated Depreciation	26,980

	$493,370

Depreciation expense was $10,815 for the period ended March 31, 2007.

The Company purchased three units of office space in July 2006 in Chongqing China. In the People’s Republic of China, land is owned by the State. The right for the Company to use the land expires in 2037 and may be extended at that time.

NOTE 5 - Loans Payable - Related Parties

Loans payable to Company’s Chief Executive Officer,
bearing interest at 5% per annum and payable on demand	$125,626

Loans payable to the Company’s Chief Operating Officer,
bearing interest at 2% per annum and payable on demand	293,570

$419,196

NOTE 6 - Note Payable - Related Party

Note payable to the Company’s Chief Executive Officer in the amount of $80,385 bears interest at 5% per annum and is payable on August 31, 2008.

Maturities of this long-term debt are as follows:

During the Year Ending
December 31,
2007	$-
2008	80,385

$80,385

PAY88, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Commitments and Contingencies

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

Effective February 1, 2007, the Company entered into an Employment Agreement with Mr. Tao Fan (“Tao’s Agreement”), pursuant to which Mr. Tao Fan was employed as the Chief Operating Officer of the Company. Pursuant to Tao’s Agreement, Mr. Tao Fan will receive an annual salary of $50,000 during the five-year term commencing on February 1, 2007. Tao’s Agreement also provides that if Mr. Tao Fan’s employment is terminated without cause at any time within the five year term, the Company shall pay Mr. Tao Fan his salary through January 31, 2012.

Both agreements provide for reimbursement of business expenses, directors’ and officers’ insurance coverage and other additional benefits including but not limited to pension or profit sharing plans and insurance. The Company also agrees to defend the Executives from and against any and all lawsuits initiated against the Company and/or the Executives.

PAY88, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Stockholders’ Equity

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

NOTE 9 - Related Party Transactions

Rent

The Company rents office space in New Hampshire owned by an officer of the Company for $200 per month on a month to month basis. Rent expense amounted to $600 for the quarter ended March 31, 2007.

Accounts Payable

Included in accounts payable at March 31, 2007 is accrued interest payable amounting to $13,898 on a note and loans payable (see Notes 4 and 5) to two officers and significant stockholders and rent payable to an officer amounting to $4,600.

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

PAY88, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -  Concentration of Credit Risk

The Company maintains cash balances in various banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear a risk if any of these banks become insolvent. As of March 31, 2007, the Company’s uninsured cash balance was $27,920.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-QSB, references to “Pay88”, the "Company," "we," “our” or "us" refer to Pay88, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-QSB. We and our representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in our filings with the United States Securities and Exchange Commission and in our reports to shareholders. Generally, the inclusion of the words “believe”, “expect”, “intend”, “estimate”, “anticipate”, “will”, and similar expressions or the converse thereof, identify statements that constitute “forward-looking statements”.

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

Overview

Pay88 was incorporated on March 22, 2005 under the name "Pay88, Ltd." in the State of New Hampshire. We subsequently reincorporated in the State of Nevada by merging with and into our wholly-owned subsidiary, Pay88, Inc., a Nevada corporation formed for such purpose on July 7, 2005. Such merger was effectuated on August 9, 2005. From the date of our incorporation until September 6, 2006, we were focused on becoming involved in the business of facilitating money transfers from the United States to China. We never commenced our proposed business operations or generated revenues in connection with such proposed operations.

On September 5, 2006, we acquired our wholly-owned subsidiary, Chongqing Qianbao Technology Ltd. (“Qianbao”), a limited liability company organized on April 24, 2006 under the laws of the People's Republic of China. Such acquisition was consummated pursuant to a Share Purchase Agreement, dated as September 5, 2006, among Pay88, Qianbao, and Qianbao’s two shareholders, Ying Bao and Chongqing Yahu Information Development Co., Ltd. Pursuant to such Share Purchase Agreement, Pay88 acquired Qianbao by purchasing from Qianbao’s shareholders all of their respective shares of Qianbao’s registered capital stock, which represented 100% of the issued and outstanding registered capital stock of Qianbao. In consideration therefor, Pay88 agreed to issue to the Qianbao shareholders an aggregate of 5,000,000 shares of the Company’s Series A Convertible Preferred Stock, to be allocated between the Qianbao shareholders as follows: 4,950,000 shares to Chongqing Yahu Information Development Co., Ltd. and 50,000 shares to Ying Bao. Mr. Tao Fan, a brother of Mr. Guo Fan, a director and officer of Pay88, is the Chief Executive Officer of Chongqing Yahu Information Development Co., Ltd. and owns 5% of its issued shares of capital stock.

Through Qianbao, we are currently engaged in the sale of prepaid telephone and game cards through its internet website, http://www.iamseller.com. Prepaid game cards allow the holder thereof to play online video games for the designated allotted time. Prepaid telephone cards allow the holder thereof to make telephone calls for the designated allotted time. Such products are sold to consumers or retailers visiting such website. We also hope to add for sale on such website prepaid study cards, which allow the holder thereof to use online software that assists in the learning of various subjects including Chinese, English and cooking.

Qianbao does not manufacture any of the products offered for sale on its website. Qianbao purchases such products from third-party suppliers and thereafter resells them on Qianbao’s website. A small portion of Qianbao's revenues is derived from commissions earned by Qianbao in connection with the sales of certain products of third-party suppliers sold on Qianbao's website. Such commission is a percentage of the revenues generated from such sales. The specific amount of such percentage is negotiated between Qianbao and each such supplier, but generally ranges from 1% to5%.

Although Qianbao is a subsidiary of Pay88, the acquisition of Qianbao by Pay88 that was consummated on September 5, 2006 has been treated for financial reporting purposes as a reverse merger. This means that Qianbao is the continuing entity for financial reporting purposes.

Plan of Operation

Through our subsidiary, Qianbao, we will focus on developing its website, www.iamseller.com, increase sales on such website, and build other internet websites on which Qianbao will operate a distribution platform through which we will be able to offer products for sale to consumers or retailers visiting such websites. Qianbao will continue its efforts to arrange for suppliers to offer for sale on such website the following products: prepaid game cards, which allow the holder thereof to play online internet games for the designated allotted time; prepaid calling cards; and study cards, which allow the holder thereof to use online software that assists in the learning of various subjects including Chinese, English and cooking. Qianbao is in the process of arranging for the following companies to supply products to be sold on Qianbao's website: Shandong Tianfu Online Platform (supplier of game cards); Sifang Online Distribution Platform (supplier of game cards); Chongqing Digital World (supplier of phone cards); Chongqing E Net Chongqing Sifang (supplier of phone cards); Chongqing Taoxing (supplier of study cards); and Chongqing Dezheng Technology Development. We have not entered into any agreements with any of such suppliers. However, there is no assurance that we will be successful at marketing and selling these products, developing the distribution platform and any other of our objectives.

Results of Operations

During the quarter ended March 31, 2007 gross revenue was $1,102,781, the cost of sales was $1,087,374, and the gross profit was $15,407. If we continue to realize gross margins similar to our historical amounts, we will continue to have cash flow problems. The revenues were derived from online product sales of prepaid game and telephone cards. We did not have any revenues during the quarter ended March 31, 2006.

Total operating expenses were $145,820. We had a loss from operations in the amount of $130,413. The net loss during such period was $134,829.

Liquidity and Capital Resources

The Company has funded its cash needs since inception with revenues generated from operations, related-party loans, and funds available from the initial and subsequent capitalizations of Qianbao. During the quarter ended March 31, 2007, the Company borrowed approximately $131,000 from its officers. As of March 31, 2007, our Company had $27,920 in cash on a consolidated basis. We believe that such funds will not be sufficient to effectuate our plans with respect to the business of Qianbao over the next twelve months. There can be no assurance that we will generate sufficient cash flows to fund operations. We have no lines of credit or other financing arrangements as of March 31, 2007. Accordingly, we may have to continue to rely on borrowings from our officers as we have done historically. Since any earnings, if realized, are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future.

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

Going Concern

The Company incurred a net loss of $134,829 for the quarter ended March 31, 2007. In addition, the Company had a working capital deficiency of $276,667 at March 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2007.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certifications Attached Hereto

32.1	Section 1350 Certifications Attached Hereto

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2007

PAY88, INC.

By:	/s/ Guo Fan
Name: Guo Fan Title: President, Chief Executive Officer, and Director (Principal Executive, Financial, and Accounting Officer)