Form 10QSB
period 2007-06-30
PAY88
filed 2007-08-14
CIK 1338360

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-51793

PAY88, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of incorporation)	20-3136572 (IRS Employer ID Number)

1053 North Barnstead Road
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
Yes ☐ No ☒

Number of shares of common stock outstanding as of August 14, 2007: 10,100,000 shares of common stock, $0.001 par value; and 5,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value, such shares being convertible, on a per share basis, into 2.8 shares of common stock, and in the aggregate, to 14,000,000 shares of common stock.

Transitional Small Business Format  Yes ☐ No ☒

PART I.
FINANCIAL INFORMATION

Item 1.  Financial Statements.

PAY88, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(Unaudited)

ASSETS
Current Assets:
Cash and Cash Equivalents	$19,574
Accounts Receivable, Net of Allowances of $2,268	88,450
Inventories	288,630
Deposits on Inventories	331,555
Prepaid Expenses	10,780

Total Current Assets	738,989

Property and Equipment, Net	493,052

Total Assets	$1,232,041

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$133,252
Deferred Income	2,347
Loans Payable - Related Party	865,057
Loans Payable - Other	148,088

Total Current Liabilities	1,148,744

Long-Term Debt:
Note Payable - Related Party	80,385

Total Liabilities	1,229,129

Commitments and Contingencies:

Stockholders’ Equity:
Preferred Stock, $.001 par value; 5,000,000 shares authorized, 5,000,000 shares issued and outstanding; liquidation preference, $.01 per share	5,000
Common Stock, $.001 par value; 100,000,000 shares authorized, 10,100,000 shares issued and outstanding	10,100
Additional Paid-In Capital	535,627
Accumulated Deficit	(570,301)
Accumulated Other Comprehensive Income (Loss)	22,486

Total Stockholders’ Equity	2,912

Total Liabilities and Stockholders’ Equity	$1,232,041

The accompanying notes are an integral part of these financial statements.

 PAY88, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

					For the Period
	For the Six		For the Three		April 24, 2006
	Months Ended		Months Ended		(Inception) To
	June 30, 2007		June 30, 2007		June 30, 2006

Sales-Net		$2,345,236		$1,242,455	$—

Cost of Sales		2,299,774		1,212,400	—

Gross Profit		45,462		30,055	—

Operating Expenses:
Selling Expenses		12,609		8,797	—
Salaries and Related Costs		116,628		70,701	10,397
Website Development Costs		27,196		13,598	—
Professional Fees		43,586		15,228	40,101
Other General and Administrative Expense		100,975		46,850	1,049

Total Operating Expenses		300,994		155,174	51,547

Loss from Operations		(255,532)		(125,119)	(51,547)

Other Income (Expense):
Interest Expense - Related Party		(15,843)		(12,250)	—
Interest Income		259		181	251

Total Other Income (Expense)		(15,584)		(12,069)	251

Loss before Provision for Income Tax		(271,116)		(137,188)	(51,296)

Provision for Income Tax		1,421		521	—

Net Loss	$	(272,537)	$	(137,709)	$ (51,296)

Basic Loss Per Common Share	$	(0.03)	$	(0.01)	$ (0.01)

Weighted Average Basic Common
Shares Outstanding		10,100,000		10,100,000	10,100,000

Fully Diluted Loss Per Share	$	(0.01)	$	(0.01)	$ (0.00)

Weighted Average Fully Diluted
Shares Outstanding		24,100,000		24,100,000	24,100,000

The accompanying notes are an integral part of these financial statements.

PAY88, INC.AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

		For the Period
	For the Six	April 24, 2006
	Months Ended	(Inception) To
	June 30, 2007	June 30, 2006
Cash Flows from Operating Activities:
Net Loss	$ (272,537)	$ (51,296)
Adjustments to Reconcile Net Loss to
Net Cash (Used) by Operating Activities
Allowance for Bad Debts	1,054	—
Depreciation and Amortization	23,108	147
Changes in Assets and Liabilities:
(Increase) in Accounts Receivable	(37,030)	—
(Increase) in Inventories	(162,825)	—
(Increase) in Deposits on Inventories	(331,555)	—
Decrease in Prepaid Expenses	34,976	—
Increase in Accounts Payable	39,936	46,565
Increase in Deferred Income	2,347	—

Net Cash (Used) by Operating Activities	(702,526)	(4,584)

Cash Flows from Investing Activities:
Capital Expenditures	(19,030)	(362,967)

Net Cash (Used) by Investing Activities	(19,030)	(362,967)

Cash Flows from Financing Activities:
Net Proceeds from Loans Payable - Related Party	577,236	—
Net Proceeds from Loans Payable - Other	148,088	—
Proceeds of Registered Capital Contribution	—	362,790
Proceeds of Additional Paid-In Capital Contribution	—	358,705

Net Cash Provided by Financing Activities	725,324	721,495

Effect of Exchange Rate Changes on Cash	(1,278)	(167)

Net Increase in Cash and Cash Equivalents	2,490	353,777

Cash and Cash Equivalents - Beginning of Period	17,084	—

Cash and Cash Equivalents - End of Period	$19,574	$353,777

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$—	$—
Income Taxes Paid	$451	$—

The accompanying notes are an integral part of these financial statements.

PAY88, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Description of Business and Basis of Presentation

Organization

The Company was originally incorporated on March 22, 2005 under the laws of the State of New Hampshire as Pay88, Ltd. On July 7, 2005, Pay88, Inc., a Nevada corporation, was formed. Subsequently, the New Hampshire corporation was merged with and into the Nevada corporation. On September 5, 2006, Pay88, Inc. (“Pay88”) entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Chongqing Qianbao Technology Ltd., a limited Liability company organized under the laws of the People’s Republic of China (“Qianbao”), Ying Bao (“Bao”), and Chongqing Yahu Information Development Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Yahu”; and together with Bao, the “Qianbao Shareholders”). Pursuant to the Share Purchase Agreement, Pay88 agreed to acquire Qianbao at a closing held simultaneously therewith by purchasing from the Qianbao Shareholders all of their respective shares of Qianbao’s registered capital stock, which represent 100% of the issued and outstanding registered capital of Qianbao. In consideration therefore, Pay88 agreed to issue to the Qianbao Shareholders an aggregate of 5,000,000 shares of Pay88 Series A Convertible Preferred Stock, to be allocated between the Qianbao Shareholders as follows: 4,950,000 shares to Yahu and 50,000 shares to Bao. Mr. Tao Fan, a brother of Mr. Guo Fan, a director and officer of Pay88, is the Chief Executive Officer of Yahu and owns 5% of its issued shares of capital stock.

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

Going Concern

The Company incurred a net loss of $272,537 for the six months ended June 30, 2007. In addition, the Company had a working capital deficiency of $409,755 at June 30, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the six months ended June 30, 2007, the Company received net loans totaling $725,324 from its officers and shareholders.

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

NOTE 2 - Advertising Costs

Advertising costs are expensed as incurred. Advertising costs amounted to $2,957 for the six months ended June 30, 2007.

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

PAY88, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Property and Equipment

Property and equipment is summarized as follows:

		Estimated Useful Lives
Office Units and Improvements	$403,363	31 Years
Furniture and Fixtures	7,944	5 Years
Office Equipment	87,388	3 Years
Software	27,128	3 Years
Automobile	6,502	5 Years
	532,325
Less: Accumulated Depreciation	39,273
	$493,052

Depreciation expense was $23,108 for the six months ended June 30, 2007.

The Company purchased three units of office space in July 2006 in Chongqing China. In the People’s Republic of China, land is owned by the State. The right for the Company to use the land expires in 2037 and may be extended at that time.

NOTE 5 - Loans Payable - Related Parties

Loans payable to related parties consist of the following:

Loans payable to the Company’s Chief Executive Officer,bearing interest at 5% per annum and payable on demand	$448,893

Loans payable to the Company’s Chief Operating Officer,bearing interest at 2% per annum and payable on demand	416,164

$ 865,057

NOTE 6 -Loans Payable - Other

Loans payable to others consist of the following:

Loan payable, bearing interest at 2.5% per month, due on December 31, 2007.	$131,400

Loan payable on demand, non-interest bearing	16,688
$148,088

PAY88, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -  Note Payable - Related Party

Note payable to the Company’s Chief Executive Officer in the amount of $80,385 bears interest at 5% per annum and is payable on August 31, 2008.

Maturities of this long-term debt are as follows:

During the Year Ending December 31,
2007	$—
2008	80,385

$80,385

NOTE 8 -  Commitments and Contingencies

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

NOTE 8 -  Commitments and Contingencies (continued)

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

NOTE 9 -  Stockholders’ Equity

At inception, Qianbao was formed with two stockholders, Yahu (99%) and an individual (1%). The initial capitalization was $362,790 of which Yahu contributed $350,280 and the individual contributed $12,510. Subsequently, there was an additional capital contribution of $358,705 of which Yahu contributed $358,420 and the individual contributed $285.

Pursuant to the Share Purchase Agreement (see Note 1), on September 5, 2006 5,000,000 shares of Pay88 Series A Convertible Preferred Stock was issued to the stockholders of Qianbao in exchange for 100% of the registered capital of Qianbao. The 5,000,000 shares of Pay88 Series A Preferred Stock is convertible into 14,000,000 shares of Pay88 common stock. The holders of shares of Series A Preferred Stock are entitled to the number of votes equal to the number of shares of common stock into which such shares of Series A Preferred Stock could be converted.

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

PAY88, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -Related Party Transactions

Rent

The Company rents office space in New Hampshire owned by an officer of the Company for $200 per month on a month to month basis. Rent expense amounted to $1,200 for the six months ended June 30, 2007.

Accounts Payable

Included in accounts payable at June 30, 2007 is accrued interest payable amounting to $26,201 on a note and loans payable (see Notes 4 and 5) to two officers and significant stockholders and rent payable to an officer amounting to $5,200.

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

NOTE 11 - Concentration of Credit Risk

The Company maintains cash balances in various banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear a risk if any of these banks become insolvent. As of June 30, 2007, the Company’s uninsured cash balance was $19,574.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-QSB, references to “Pay88”, the “Company,” “we,” “our” or “us” refer to Pay88, Inc., unless the context otherwise indicates.

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

Overview

Pay88 was incorporated on March 22, 2005 under the name “Pay88, Ltd.” in the State of New Hampshire. We subsequently reincorporated in the State of Nevada by merging with and into our wholly-owned subsidiary, Pay88, Inc., a Nevada corporation formed for such purpose on July 7, 2005. Such merger was effectuated on August 9, 2005. From the date of our incorporation until September 6, 2006, we were focused on becoming involved in the business of facilitating money transfers from the United States to China. We never commenced our proposed business operations or generated revenues in connection with such proposed operations.

On September 5, 2006, we acquired our wholly-owned subsidiary, Chongqing Qianbao Technology Ltd. (“Qianbao”), a limited liability company organized on April 24, 2006 under the laws of the People's Republic of China. Such acquisition was consummated pursuant to a Share Purchase Agreement, dated as of September 5, 2006, among Pay88, Qianbao, and Qianbao’s two shareholders, Ying Bao and Chongqing Yahu Information Development Co., Ltd. Pursuant to such Share Purchase Agreement, Pay88 acquired Qianbao by purchasing from Qianbao’s shareholders all of their respective shares of Qianbao’s registered capital stock, which represented 100% of the issued and outstanding registered capital stock of Qianbao. In consideration therefor, Pay88 agreed to issue to the Qianbao shareholders an aggregate of 5,000,000 shares of the Company’s Series A Convertible Preferred Stock, to be allocated between the Qianbao shareholders as follows: 4,950,000 shares to Chongqing Yahu Information Development Co., Ltd. and 50,000 shares to Ying Bao. Mr. Tao Fan, a brother of Mr. Guo Fan, a director and officer of Pay88, is the Chief Executive Officer of Chongqing Yahu Information Development Co., Ltd. and owns 5% of its issued shares of capital stock.

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

Qianbao does not manufacture any of the products offered for sale on its website. Qianbao purchases such products from third-party suppliers and thereafter resells them on Qianbao’s website. A small portion of Qianbao's revenues is derived from commissions earned by Qianbao in connection with the sales of certain products of third-party suppliers sold on Qianbao's website. Such commission is a percentage of the revenues generated from such sales. The specific amount of such percentage is negotiated between Qianbao and each such supplier, but generally ranges from 1% to 5%.

Although Qianbao is a subsidiary of Pay88, the acquisition of Qianbao by Pay88 that was consummated on September 5, 2006 has been treated for financial reporting purposes as a reverse merger. This means that Qianbao is the continuing entity for financial reporting purposes.

Plan of Operation

Through our subsidiary, Qianbao, we will focus on developing its website, www.iamseller.com, increase sales on such website, and build other internet websites on which Qianbao will operate a distribution platform through which we will be able to offer products for sale to consumers or retailers visiting such websites. Qianbao will continue its efforts to arrange for suppliers to offer for sale on such website the following products: prepaid game cards, which allow the holder thereof to play online internet games for the designated allotted time; prepaid calling cards; and study cards, which allow the holder thereof to use online software that assists in the learning of various subjects including Chinese, English and cooking. Qianbao is in the process of arranging for the following companies to supply products to be sold on Qianbao's website: Shandong Tianfu Online Platform (supplier of game cards); Sifang Online Distribution Platform (supplier of game cards); Chongqing Digital World (supplier of phone cards); Chongqing E Net Chongqing Sifang (supplier of phone cards); Chongqing Taoxing (supplier of study cards); and Chongqing Dezheng Technology Development. We have not entered into any agreements with any of such suppliers. However, there is no assurance that we will be successful at marketing and selling these products, developing the distribution platform or any other of our objectives.

Results of Operations

During the quarter ended June 30, 2007 gross revenue was $1,242,455, the cost of sales was $1,212,400, and the gross profit was $30,055. If we continue to realize gross margins similar to our historical amounts, we will continue to have cash flow problems. The revenues were derived from online product sales of prepaid game and telephone cards. We had no revenues during the quarter ended June 30, 2006.

Total operating expenses were $155,174. We had a loss from operations in the amount of $125,119. The net loss during such period was $137,709.

Liquidity and Capital Resources

The Company has funded its cash needs since inception with revenues generated from operations, related-party loans, and funds available from the initial and subsequent capitalizations of Qianbao. During the six months ended June 30, 2007, the Company received net loans totaling $725,324 primarily from its officers. As of June 30, 2007, our Company had $19,574 in cash on a consolidated basis. We believe that such funds will not be sufficient to effectuate our plans with respect to the business of Qianbao over the next twelve months. There can be no assurance that we will generate sufficient cash flows to fund operations. We have no lines of credit or other financing arrangements as of June 30, 2007. Accordingly, we may have to continue to rely on borrowings from our officers as we have done historically. Since any earnings, if realized, are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future.

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

Going Concern

The Company incurred a net loss of $137,709 for the quarter ended June 30, 2007. In addition, the Company had a working capital deficiency of $409,755 at June 30, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Off-Balance Sheet Arrangements

None.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial officer has reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2007.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certifications Attached Hereto

32.1	Section 1350 Certifications Attached Hereto

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2007

PAY88, INC.

By:	/s/ Guo Fan
Name: Guo Fan Title: President, Chief Executive Officer, and Director (Principal Executive, Financial, and Accounting Officer)