Form 10QSB
period 2007-09-30
PAY88
filed 2007-11-14
CIK 1338360

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-51793

PAY88, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of incorporation)	20-3136572 (IRS Employer ID Number)

1053 North Barnstead Road
Barnstead, NH 03225
(Address of principal executive offices)

(603) 776-6044
(Issuer's telephone number)

______________________________________________
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
Yes ☐ No ☒

Number of shares of common stock outstanding as of November 13, 2007 is 30,766,666 shares of common stock, $0.001 par value.

Transitional Small Business Format Yes ☐ No ☒

PART I.
FINANCIAL INFORMATION

Item 1.  Financial Statements.

PAY88, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(Unaudited)

ASSETS
Current Assets:
Cash and Cash Equivalents	$523,063
Accounts Receivable, Net of Allowances of $1,813	71,646
Inventories	502,250
Deposits on Inventories	237,861
Prepaid Expenses	14,854

Total Current Assets	1,349,674

Property and Equipment, Net	491,354

Other Assets:
Deferred Finance Costs, Net	94,333

Total Assets	$1,935,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$210,863
Convertible Notes Payable, Net of Unamortized Discount of $505,005	72,495
Note Payable - Related Party	80,385
Loans Payable - Related Parties	873,910
Loans Payable - Other	176,887

Total Current Liabilities	1,414,540

Long-Term Debt:
Convertible Notes Payable, Net of Unamortized Discount of $505,005	72,495

Total Liabilities	1,487,035
Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.001 par value; 5,000,000 shares authorized, 5,000,000
shares issued and outstanding; liquidation preference, $.01 per share	5,000
Common Stock, $.001 par value; 100,000,000 shares authorized,
16,766,666 shares issued and outstanding	16,767
Additional Paid-In Capital	11,315,877
Accumulated Deficit	(10,915,878)
Accumulated Other Comprehensive Income (Loss)	26,560

Total Stockholders’ Equity	448,326

Total Liabilities and Stockholders’ Equity	$1,935,361

The accompanying notes are an integral part of these financial statements.

PAY88, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended			For the Nine Months Ended		For the Period April 24, 2006 (Inception) To
	September 30, 2007		September 30, 2006	September 30, 2007		September 30, 2006
Sales - Net	$1,345,477		$329,006	$3,690,713		$329,006

Cost of Sales	1,315,545		321,584	3,615,319		321,584

Gross Profit	29,932		7,422	75,394		7,422

Operating Expenses:
Equity Based Consulting Fees	10,133,332		-	10,133,332		-
Selling Expenses	4,101		23,273	16,710		23,273
Salaries and Related Costs	70,196		26,058	186,824		36,455
Website Development Costs	13,598		-	40,794		-
Professional Fees	19,979		41,035	63,565		81,136
Other General and Administrative Expenses	56,739		27,491	157,714		28,541

Total Operating Expenses	10,297,945		117,857	10,598,939		169,405

Loss from Operations	(10,268,013)		(110,435)	(10,523,545)		(161,983)

Other Income (Expense):
Interest Expense	(69,030)		-	(77,168)		-
Interest Expense - Related Party	(4,496)		(581)	(12,203)		(581)
Interest Income	58		348	317		599

Total Other Income (Expense)	(73,468)		(233)	(89,052)		18

Loss before Provision for Income Taxes	(10,341,481)		(110,668)	(10,612,597)		(161,965)

Provision for Income Taxes	4,095		-	5,516		-

Net Loss	$(10,345,576)	$	(110,668)	$(10,618,113)	$	(161,965)

The accompanying notes are an integral part of these financial statements.

PAY88, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(Continued)

	For the Three Months Ended				For the Nine Months Ended		For the Period April 24, 2006 (Inception) To
	September 30, 2007		September 30, 2006		September 30, 2007		September 30, 2006
Basic and Diluted Loss Per Share	$	(0.89)	$	(0.01)	$	(1.00)	$	(0.02)

Weighted Average Basic and Diluted
Shares Outstanding		11,621,739		10,000,000		10,612,821		10,000,000

Proforma Loss Per Share	$	(0.40)	$	(0.00)	$	(0.43)	$	(0.01)

Proforma Weighted Average Shares Outstanding		25,621,739		24,000,000		24,612,821		24,000,000

The accompanying notes are an integral part of these financial statements.

PAY88, INC.AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2007	For the Period April 24, 2006 (Inception) To September 30, 2006
Cash Flows from Operating Activities:
Net Loss	$(10,618,113)	$	(161,965)
Adjustments to Reconcile Net Loss to
Net Cash (Used) by Operating Activities
Allowance for Bad Debts	599		-
Depreciation and Amortization	35,195		5,640
Amortization of Deferred Finance Costs	3,430		-
Amortization of Debt Discounts	48,605		-
Common Stock Issued for Services	10,133,332		-
Changes in Assets and Liabilities:
(Increase) in Accounts Receivable	(19,771)		(40,878)
(Increase) in Inventories	(376,445)		(261,524)
(Increase) in Prepaid Expenses	(206,959)		-
Increase in Accounts Payable	117,547		144,145
Increase in Accrued Liabilities	-		24,676
Net Cash (Used) by Operating Activities	(882,580)		(289,906)

Cash Flows from Investing Activities:
Capital Expenditures	(39,550)		(443,318)
Trademark Registration	-		(455)
Net Cash (Used) by Investing Activities	(39,550)		(443,773)

Cash Flows from Financing Activities:
Proceeds from Issuance of Convertible Debt	750,000		-
Proceeds from Issuance of Registered Capital Stock	-		721,495
Deferred Finance Costs	(97,763)		-
Cash of Business Acquired	-		1,209
Proceeds of Loans Payable - Related Parties	586,090		27,157
Proceeds of Loans Payable - Others	176,887		-
Net Cash Provided by Financing Activities	1,415,214		749,861
Effect of Exchange Rate Changes on Cash	12,895		7,030

Net Increase in Cash and Cash Equivalents	505,979		23,212

Cash and Cash Equivalents - Beginning of Period	17,084		-

Cash and Cash Equivalents - End of Period	$523,063		$23,212

Supplemental Cash Flow Information:
Interest Paid	$-		$-
Income Taxes Paid	$2,936		$-

Supplemental Disclosures of Cash Flow Information:
Non Cash Financing Activities:
Discount on Convertible Debt	$1,058,616		$-
Preferred Stock Issued in Connection with Recapitalization	$-		$5,000

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

Qianbao was incorporated on April 24, 2006 in Chongqing, China. Qianbao is currently primarily engaged in the sale of prepaid online video game cards that allow the user to play online video games for designated allotted times and prepaid telephone cards. Qianbao also intends to build a web distribution platform to provide effective services for connecting diversified service providers and consumer product suppliers to retailers and consumers in the Chinese market.

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

Going Concern

The Company incurred a net loss of $10,618,113 for the nine months ended September 30, 2007. In addition, the Company had a working capital deficiency of $64,866 at September 30, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the nine months ended September 30, 2007, the Company received net loans totaling $762,977 from its officers and other shareholders, and net proceeds from convertible debt issuances of $652,237.

The Company is continuing to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company is attempting to expand its game card and phone card sales and provide additional internet services. There can be no assurances that the Company will be able to raise the additional funds it requires and/or achieve its business goals.

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Reclassifications

Certain items in these consolidated financial statements have been reclassified to conform to the current period presentation.

NOTE 2 -  Advertising Costs

Advertising costs are expensed as incurred. Advertising costs amounted to $4,101 and $16,710 for the nine months ended September 30, 2007 and 2006, respectively.

NOTE 3 - Net Loss Per Common Share

Loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The common stock issued and outstanding with respect to the pre-merger Pay88 stockholders has been included since April 24, 2006. Diluted loss per common share is the same as basic loss share, as the effect of potentially dilutive securities (convertible debt-1,155,000 shares, and warrants-2,310,000) at September 30, 2007 are anti-dilutive.

PAY88, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Net Loss Per Common Share (Continued)

Proforma loss per share is computed similarly to basic loss per share except that it includes the potential dilution that could occur if the 5,000,000 shares of Series A Convertible Preferred stock issued and outstanding at September 30, 2007 were converted into 14,000,000 shares of Pay88 common stock.

NOTE 4 -  Property and Equipment

Property and equipment is summarized as follows:

		Estimated Useful Lives

Office Units and Improvements	$409,809	31 Years
Furniture and Fixtures	7,944	5 Years
Office Equipment	91,332	3 Years
Software	27,128	3 Years
Automobile	6,502	5 Years
	542,715
Less: Accumulated Depreciation	51,361

	$491,354

Depreciation expense was $35,195 for the nine months ended September 30, 2007 and $5,640 for the period April 24, 2006 (inception) to September 30, 2006.

The Company purchased three units of office space in July 2006 in Chongqing China. In the People’s Republic of China, land is owned by the State. The right for the Company to use the land expires in 2037 and may be extended at that time.

NOTE 5 - Loans Payable - Related Parties

Loans payable to related parties consist of the following:

Loans payable to related parties consist of the following:

Loans payable to the Company’s Chief Executive Officer,
bearing interest at 5% per annum and payable on demand	$454,566

Loans payable to the Company’s Chief Operating Officer,
bearing interest at 2% per annum and payable on demand	419,344

$873,910

NOTE 6 - Loans Payable - Other

Loans payable to others consist of the following:

Loans payable to others consist of the following:

Loan payable, bearing interest at 2.5% per month, due
on December 31, 2007.	$133,500

Loan payable on demand, non-interest bearing.	43,387

$176,887

PAY88, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Note Payable - Related Party

Note payable to the Company’s Chief Executive Officer in the amount of $80,385 bears interest at 5% per annum and is payable on August 31, 2008.

NOTE 8 - Convertible Debt

   On September 12, 2007 the Company entered into Subscription Agreements (the "Subscription Agreements") with 3 investors ("Purchasers"), for the purchase and sale of $1,155,000 of Secured Convertible Promissory Notes of the Company (the “Notes”) for the aggregate purchase price of $750,000 (the “Note Financing”). The Company received net proceeds from the issuance of the Notes of $652,237. Pursuant to the terms of the Subscription Agreement, the Company also issued to the Purchasers warrants to purchase up to 2,310,000 shares of common stock of the Company, subject to adjustments for certain issuances and transactions.

The Notes bear interest at the rate of prime plus 4% per annum, payable in either (a) cash equal to 110% of 8.33% of the initial principal amount or (b) absent any event of default, in shares of the Company’s common stock at the lesser of (i) $1.00 per share or (ii) 80% of the average of the closing bid prices of the Company’s common stock for the 20 trading days preceding the payment date. Said payments commence on March 12, 2008 and all accrued but unpaid interest and any other amounts due thereon is due and payable on March 12, 2009, or earlier upon acceleration following an event of default, as defined in the Notes.

All principal and accrued interest on the Notes is convertible into shares of the Company’s common stock at the election of the Purchasers at any time at the conversion price of $1.00 per share, subject to adjustment for certain issuances, transactions or events that would result in “full ratchet” dilution to the holders.

The Notes contain default events which, if triggered and not timely cured (if curable), will result in a default interest rate of an additional 5% per annum. The Notes also contain antidilution provisions with respect to certain securities issuances, including the issuances of stock for less than $1.00 per share. In addition, the Company has to pay the Purchasers 120% plus accrued interest of the outstanding principal amount if the Company is no longer listed on the Bulletin Board, sells substantially all of its assets or Guo Fan is no longer the Chief Executive Officer.

As part of the financing, the Company also issued to each Purchaser an aggregate of 1,155,000 Class A Common Stock Purchase Warrants and 1,155,000 Class B Common Stock Purchase Warrants. The Class A Warrants are exercisable at a price of $0.81 per share at any time until September 12, 2012 and the Class B Warrants are exercisable at a price of $1.13 per share at any time until September 12, 2012. The warrants include a cashless exercise provision which is triggered after March 12, 2008 as well as “full ratchet” antidilution provisions with respect to certain securities issuances.

The option of each Purchaser, conversion of the Notes, or exercise of the Warrants, is subject to the restriction that such conversion or exercise, does not result in the Purchaser beneficially owning at any one time more that 4.99% of the Company’s outstanding shares of common stock.

PAY88, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Convertible Debt (Continued)

Payment of the Notes along with the Company’s other obligations to the Purchasers is secured by all the assets of the Company and of its wholly-owned subsidiary Chongqinq Qianbao Technology Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Qianbao”). Such obligations are also secured by a pledge of all the shares the Company holds in Qianbao and 4,950,000 shares of Series A Preferred Stock (convertible into 13,860,000 shares of common stock) (see Note 13) as well as personal guaranties of Guo Fan, the Chief Executive Officer and a director of the Company, and by Tao Fan, the Chief Executive Officer of Qianbao and Chief Operating Officer and a director of the Company.

In connection with the transaction, the Company agreed to prepare and file with the Securities and Exchange Commission within 30 days following the closing a registration statement on Form SB-2 for the purpose of registering for resale all of the shares of common stock underlying the Notes, If the Company fails to file such registration statement within such time, or if the registration statement is not declared effective within 91 days from September 16, 2007, the Company must pay monthly liquidated damages in cash equal to 2% of the principal amount of the Notes and purchase price of the Warrants. The Purchasers were also granted standard piggyback registration rights along with certain demand registration rights.

In connection with the convertible debt, the Company recorded a cash discount of $405,000 and deferred finance costs of $96,385. Such deferred finance costs are being amortized over the life of the related debt. The Company also recorded a deferred debt discount in the amount of $653,615 to reflect the beneficial conversion feature of the convertible debt and the value of the warrants. The beneficial conversion feature was recorded pursuant to Emerging Issues Task Force (“EITF”) 00-27: “Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments”. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded this amount ($51,899) as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the fair value of the warrants ($601,716) was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as addition to paid-in capital.

The Company is amortizing the discounts over the term of the debt. Amortization of the cash and debt discount for the quarter ended September 30, 2007 was $48,605, and this amortization is reported as a component of interest expense. Amortization of deferred finance costs amounted to $3,430 and is reported as a component of interest expense.

NOTE 9 - Commitments and Contingencies

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

PAY88, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Commitments and Contingencies

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

NOTE 10 - Stockholders’ Equity

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

PAY88, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Stockholders’ Equity (Continued)

In September 2007 the Company agreed to issue an aggregate of 6,666,666 shares of common stock to TVH Limited, a Netherlands limited company in consideration, amongst other things, for introducing potential investors to the Company and for consulting services rendered in connection with the September 2007 private placement.

Warrants

A summary of the status of the Company’s warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2007	-	$-
Issued, Class A	1,155,000.81
Issued, Class B	1,155,000	1.13

Outstanding, September 30, 2007	2,310,000	$.97

Warrants outstanding and exercisable by price range as of September 30, 2007 were as follows:

Range of	Number	Average Weighted Remaining Contractual Life in Years	Exercise Price	Number	Weighted Average Exercise Price
$0.81	1,155,000	4.96	$0.81	1,155,000	$0.81
$1.13	1,155,000	4.96	1.13	1,155,000	$1.13

	2,310,000		$0.97	2,310,000	$0.97

NOTE 11 - Related Party Transactions

Rent

The Company rents office space in New Hampshire owned by an officer of the Company for $200 per month on a month to month basis. Rent expense amounted to $1,800 for the nine months ended September 30, 2007.

Accounts Payable

Included in accounts payable at September 30, 2007 is accrued interest payable amounting to $46,165 on a note and loans payable (see Notes 5 and 7) to two officers and significant stockholders and rent payable to an officer amounting to $5,800.

PAY88, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - Related Party Transactions (Continued)

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

NOTE 12 -  Concentration of Credit Risk

The Company maintains cash balances in various banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear a risk if any of these banks become insolvent. As of September 30, 2007, the Company’s uninsured cash balance was $483,150.

NOTE 13 -  Subsequent Events

On October 3, 2007, the Company issued 14,000,000 shares of common stock upon conversion of 5,000,000 shares of its Series A Convertible Preferred Stock. Each share of Series A Preferred Stock was converted into 2.8 shares of the Company’s common stock. The Company was required to cause the conversion of its Series A Convertible Preferred Stock pursuant to the Subscription Agreements the Company entered into with 3 investors on September 12, 2007.

The Company’s registration statement on Form SB-2, as discussed in Note 8, was declared effective as of October 30, 2007.

 On October 31, 2007, the Company consummated the second closing (the “Second Closing”) contemplated by the Subscription Agreements dated September 12, 2007 (the “Financing”) (see Note 8). The Company issued to 3 investors (“Purchasers”), secured convertible promissory notes, in the aggregate principal amount of $1,155,000 (the "Second Closing Notes"). In consideration therefore, the Purchasers agreed to pay to the Company an aggregate of $750,000. The Company received net proceeds of approximately $707,000 from the issuance of the Notes.

The Second Closing Notes bear interest at the rate of prime plus 4% per annum, payable in either (a) cash equal to 110% of 8.33% of the initial principal amount of the Second Closing Note or (b) absent any event of default, in shares of the Company’s common stock at the lesser of (i) $1.00 per share or (ii) 80% of the average of the closing bid prices of the Company’s common stock for the 20 trading days preceding the payment date. Said payments commence on March 12, 2008 and all accrued but unpaid interest and any other amounts due thereon are due and payable on March 12, 2009, or earlier upon acceleration following an event of default, as defined in the Second Closing Notes.

All principal and accrued interest on the Second Closing Notes is convertible into shares of the Company’s common stock at the election of the Purchasers at any time at the conversion price of $1.00 per share, subject to adjustment for certain issuances, transactions or events that would result in “full ratchet” dilution to the holders.

PAY88, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 -  Subsequent Events (Continued)

The notes contain default events which, if triggered and not timely cured (if curable), will result in a default interest rate of an additional 5% per annum. The Second Closing Notes also contain antidilution provisions with respect to certain securities issuances, including the issuances of stock for less than $1.00 per share. In addition, the Company has to pay the Purchasers 120% plus accrued interest of the outstanding principal amount if the Company is no longer listed on the Bulletin Board, sells substantially all of its assets or Guo Fan is no longer the Chief Executive Officer.

As part of the Financing, the Company also issued to the Purchasers an aggregate of 1,155,000 Class A Common Stock Purchase Warrants (the “Class A Warrants”) and 1,155,000 Class B Common Stock Purchase Warrants (the “Class B Warrants”) (collectively, the Class A Warrants and the Class B Warrants are herein referred to as the “Second Closing Warrants”). The Class A Warrants are exercisable at a price of $0.81 per share at any time until September 12, 2012 and the Class B Warrants are exercisable at a price of $1.13 per share at any time until September 12, 2012. The Second Closing Warrants include a cashless exercise provision which is triggered after March 12, 2008 as well as “full ratchet” antidilution provisions with respect to certain securities issuances.

The option of each Purchaser, conversion of the Second Closing Notes, or exercise of the Second Closing Warrants, is subject to the restriction that such conversion or exercise, does not result in the Purchaser beneficially owning at any one time more that 4.99% of the Company’s outstanding shares of common stock.

In connection with the Second Closing Notes, the Company will record a cash discount of $405,000 and deferred finance costs of approximately $43,000. Such deferred finance costs will be amortized over the life of the related debt. The Company will also record combined deferred debt discounts of approximately $569,000 reflecting the beneficial conversion feature of the convertible debt and the value of the warrants.

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

These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements as a result of a number of risks and uncertainties including: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, and (d) whether we are able to successfully fulfill our primary requirements for cash.

History

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

On September 5, 2006, we acquired Chongqing Qianbao Technology Ltd. (“Qianbao”), a limited liability company organized on April 24, 2006 under the laws of the People's Republic of China. Such acquisition was consummated pursuant to a Share Purchase Agreement, dated as of September 5, 2006, among Pay88, Qianbao, and Qianbao’s two shareholders, Ying Bao and Chongqing Yahu Information Development Co., Ltd. Pursuant to such Share Purchase Agreement, Pay88 acquired Qianbao by purchasing from Qianbao’s shareholders all of their respective shares of Qianbao’s registered capital stock, which represented 100% of the issued and outstanding registered capital stock of Qianbao. In consideration therefor, Pay88 agreed to issue to the Qianbao shareholders an aggregate of 5,000,000 shares of the Company’s Series A Convertible Preferred Stock, to be allocated between the Qianbao shareholders as follows: 4,950,000 shares to Chongqing Yahu Information Development Co., Ltd. and 50,000 shares to Ying Bao. Mr. Tao Fan, a brother of Mr. Guo Fan, a director and officer of Pay88, is the Chief Executive Officer of Chongqing Yahu Information Development Co., Ltd. and owns 5% of its issued shares of capital stock.

Overview

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

Plan of Operation

Through our subsidiary, Qianbao, we are focusing on further developing Qianbao’s website, www.iamseller.com, increasing sales on such website, and building other internet websites on which Qianbao will operate a distribution platform through which we will be able to offer products for sale to consumers or retailers visiting such websites.

During the nine months ended September 30, 2007, Qianbao continued its efforts to arrange for suppliers to offer for sale on Qianbao’s website the following products: prepaid game cards, which allow the holder thereof to play online internet games for the designated allotted time; prepaid calling cards; and study cards, which allow the holder thereof to use online software that assists in the learning of various subjects including Chinese, English and cooking. During said period, Qianbao arranged with the following companies to supply products to be sold on Qianbao's website: Shandong Tianfu Online Platform (supplier of game cards); Sifang Online Distribution Platform (supplier of game cards); Chongqing Digital World (supplier of phone cards); Chongqing E Net Chongqing Sifang (supplier of phone cards); Chongqing Taoxing (supplier of study cards); and Chongqing Dezheng Technology Development. We have not entered into any formal agreements with any of such suppliers. There is no assurance that we will be successful at marketing and selling these products, developing the distribution platform or any other of our objectives.

Results of Operations

During the quarter ended September 30, 2007, gross revenue was $1,345,477, the cost of sales was $1,315,545, and the gross profit was $29,932. If we continue to realize gross margins similar to our historical amounts, we will continue to have cash flow problems. While a small portion of Qianbao’s revenue is derived from commissions earned by Qianbao in connection with the sales of certain products of third-party suppliers sold on Qianbao's website, a substantial percentage of the revenues generated are a result of the direct purchase of discounted prepaid game cards and video cards that allow users to play online video games for designated allotted times, and telephone card, which are then sold on Qianbao’s website iamseller.com. During the quarter ended September 30, 2006, our gross revenue was $329,006.

Total operating expenses for the quarter ended September 30, 2007 were $10,297,945. We had a loss from operations in the amount of $10,268,013. The net loss during such period was $10,345,576.

Liquidity and Capital Resources

On September 12, 2007, we entered into Subscription Agreements with 3 accredited investors for the purchase and sale of $1,155,000 of secured convertible promissory notes for the aggregate purchase price of $750,000. We received net proceeds from the issuance of the secured convertible promissory notes of $652,237. As part of the financing, we also issued to the purchasers an aggregate of 1,155,000 Class A Common Stock Purchase Warrants and 1,155,000 Class B Common Stock Purchase Warrants. The Class A Common Stock Purchase Warrants are exercisable at a price of $0.81 per share at any time until September 12, 2012 and the Class B Common Stock Purchase Warrants are exercisable at a price of $1.13 per share at any time until September 12, 2012. The warrants include a cashless exercise provision which is triggered after March 12, 2008 as well as “full ratchet” antidilution provisions with respect to certain securities issuances.

In accordance with the terms of the Subscription Agreements, on October 31, 2007, we issued additional secured convertible promissory notes in the principal amount of $1,155,000 for the aggregate purchase price of $750,000. We received net proceeds from the issuance of the additional secured convertible promissory notes of 707,488. We also issued to the purchasers an aggregate of 1,155,000 Class A Common Stock Purchase Warrants and 1,155,000 Class B Common Stock Purchase Warrants. The Class A Common Stock Purchase Warrants are exercisable at a price of $0.81 per share at any time until September 12, 2012 and the Class B Common Stock Purchase Warrants are exercisable at a price of $1.13 per share at any time until September 12, 2012. The warrants include a cashless exercise provision which is triggered after March 12, 2008 as well as “full ratchet” antidilution provisions with respect to certain securities issuances.

We have no current plans for the purchase or sale of any significant amounts of plant or equipment.

We have no current plans to make any significant changes in the number of employees.

Going Concern

The Company incurred a net loss of $10,618,113 for the nine months ended September 30, 2007. In addition, the Company had a working capital deficiency of $64,866 at September 30, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Other than the sales of unregistered equity securities previously disclosed in the Company’s Current Report of Form 8-K filed with the SEC on September 18, 2007, there were no other such sales during the fiscal quarter ended September 30, 2007.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2007.

Item 5.  Other Information.

On October 3, 2007, we issued 14,000,000 shares of common stock upon conversion of 5,000,000 shares of its Series A Convertible Preferred Stock. Each share of Series A Preferred Stock was converted into 2.8 shares of the Company’s common stock. The Company was required to cause the conversion of its Series A Convertible Preferred Stock pursuant to the Subscription Agreements the Company entered into with 3 investors on September 12, 2007.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certifications Attached Hereto

32.1	Section 1350 Certifications Attached Hereto

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2007

PAY88, INC.

By:	/s/ Guo Fan
Name: Guo Fan Title: President, Chief Executive Officer, and Director (Principal Executive, Financial, and Accounting Officer)