Form 10-K
period 2007-12-31
PAY88
filed 2008-03-31
CIK 1338360

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.
Commission file number: 0-51793

PAY88, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-3136572
(State of incorporation)	(I.R.S. Employer Identification No.)

North Barnstead Road, Barnstead, NH 03225
(Address of principal executive offices)

(603) 776-6044
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $8,394,409

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on NASDAQ Over-the-Counter Bulletin Board on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $54,834,350.85.

The number of shares of the issuer’s common stock issued and outstanding as of March 26, 2008 was 30,766,667 shares.

Documents Incorporated By Reference: None

ii

iii

PART I

Item 1.	Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to Pay88, Inc., unless the context otherwise indicates.

Forward-Looking Statements

This Report contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Corporate Background
Pay88 was incorporated on March 22, 2005 under the name “Pay88, Ltd.” in the State of New Hampshire. We subsequently decided to reincorporate in the State of Nevada by merging with and into Pay88, Inc., a Nevada corporation formed for such purpose on July 7, 2005. Such merger was effectuated on August 9, 2005.

Through our wholly-owned subsidiary, Chongqing Qianbao Technology Ltd. (“Qianbao”), a Chinese limited liability company, we are primarily engaged in the sale of prepaid multi player online game cards through our internet websites, http://www.iamseller.com, and http://www.17logo.com. We also offer for sale on such websites prepaid telephone cards and over 800 software products, including cooking and language software.

Our History

Between the date of our incorporation and our acquisition of Qianbao on September 6, 2006, we were focused on becoming involved in the business of facilitating money transfers from the United States to China. During such time period, our operations were focused on organizational, start-up, and fund raising activities and entering into an agreement with Chongqing Yahu Information Development Co., Ltd. (“Yahu”), as described below. We never commenced our proposed business operations or generated revenues in connection with such proposed operations.

In furtherance of our intentions to enter into the money transfer business between customers in the U.S. and China, on August 3, 2005, we entered into a five year agreement with Yahu, pursuant to which, Yahu agreed to provide all proprietary software needed to effectuate fund transfers between the United States and China and technical assistance in the areas of installation and future product support. This support includes assistance with all technical aspects of the software as well as problem resolution and general inquiries. Pursuant to the agreement, such services are to be provided to us for a licensing fee that is based upon 20% of the gross fund transfer revenues. The fee is payable on a quarterly basis. Mr. Tao Fan, a director and our Chief Operating Officer of Pay88 (also a brother of Mr. Guo Fan, a director and the Chief Executive Officer of Pay88), is the Chief Executive Officer of Yahu and owns 5% of its issued shares of capital stock. We presently have no intention to engage in the money transfer business. Nonetheless, we may in the future resume our plans to develop the money transfer business.

On September 5, 2006, we acquired Qianbao pursuant to a Share Purchase Agreement, dated as of such date, among Pay88, Qianbao, and Qianbao’s two shareholders, Ying Bao and Yahu. Pursuant to such Share Purchase Agreement, Pay88 agreed to acquire Qianbao by purchasing from Qianbao’s shareholders all of their respective shares of Qianbao’s registered capital stock, which represented 100% of the issued and outstanding registered capital stock of Qianbao. In consideration thereof, Pay88 agreed to issue to the Qianbao shareholders an aggregate of 5,000,000 shares of the Company’s Series A Convertible Preferred Stock, to be allocated between the Qianbao shareholders as follows: 4,950,000 shares to Yahu and 50,000 shares to Ying Bao.

Qianbao was incorporated on April 24, 2006, under the name "Chongqing Qianbao Technology Ltd." under the laws of the People's Republic of China. Qianbao primarily engages in the sale of prepaid multi player on line game cards on its internet websites, http://www.iamseller.com and http://www.17logo.com, as further described below. On July 3, 2006, Qianbao purchased an office located at No. 78 1st Yanghe Village, Jiangbei District, Chongqing, China for a purchase price of approximately $393,000. Such office serves as Qianbao's executive offices. Although we own the three units of office space, the underlying land is owned by the People’s Republic of the State of China.  Our right to use the land expires in 2037 and may be extended at that time.

Our Business

Through our subsidiary, Qianbao, we are primarily engaged in the sale of multi player online game cards through Qianbao's websites, www.iamseller.com, and www.17logo.com. While we also engage in the sale of prepaid telephone cards and over 800 software products, including cooking and language software, the sale of such products represents an insignificant percentage of our gross revenues during the fiscal year ended December 31, 2007. We have decided to focus all of our resources on the development of the multi player online game cards business, in addition to the development of our web distribution platform during the next 12 months. We presently have no intention to engage in the money transfer business. Nonetheless, we may in the future resume our plans to develop the money transfer business, as discussed below.

Qianbao’s Business

Qianbao sells prepaid multi player online video games on its websites, www.iamseller.com and www.17logo.com to consumers or retailers visiting such websites. At present, the main products offered for sale on our websites are online multi player prepaid game cards, which allow the holder thereof to play, for an allotted time, online video games. We also offer for sale on such websites prepaid telephone cards and over 800 software products, including cooking and language software.

While Qianbao is planning to manufacture its own multiplayer online games in the future, Qianbao does not currently manufacture any of the products offered for sale on its website. Qianbao purchases such products from third-party suppliers and resells them on its websites. Qianbao also arranges with some third-party suppliers to make their products available for sale on Qianbao’s website, and Qianbao earns a commission on such sales. Such commission is a percentage of the revenues generated from such sales. The specific amount of such percentage is negotiated between Qianbao and each such supplier, but generally ranges from 1% to 5%. We have arranged for the following companies to supply products to be sold on Qianbao's website: Shandong Tianfu Online Platform (supplier of game cards); Sifang Online Distribution Platform (supplier of game cards); Chongqing Digital World (supplier of phone cards); Chongqing E Net Chongqing Sifang (supplier of phone cards); Chongqing Taoxing (supplier of study cards); and Chongqing Dezheng Technology Development. No individual supplier alone is material to our current business. During fiscal year ended December 31, 2007, the commission generated from the sale of prepaid telephone cards and study cards represented an insignificant percentage of our gross revenues.

Qianbao has many competing companies which have financial, technical and marketing resources significantly greater than those of Qianbao. Qianbao's major competitors include Taoxing, Hongde, Hoyodo, Yun Web, Cobuy, Jun Web, and China card Net. All of these competitors have been in operation for over two years, while we began our business last year.

Chongqing Taoxing - is a reseller of online games in China. Taoxing is now the major reseller of SNDA, 9you, World of Warcraft, Kingsoft and Century on line games. Additionaly, Taoxing is a distributor of Net easy, and Q currency.

Hoyodo- Chongqing Hoyodo Technical and information Co., Ltd is the E-commerce platform of Chongqing Tianji Net company and is a distributer of multiplayer on line games.

Hongde online game time card sales platform - An online sales platform of prepaid game cards. Customers on this platform can watch movies online or download movies for free. This platform only sells to internet cafes, not to personal users.

Fanxu- Focuses on the sales of legal software and consulting service; and also sales computer materials and prepaid game time cards.

Tongji online http://www.10288.com/-Involved in the distribution and retailing of legal software, games and game timecards, and now is generally developing its sales ways in net cafes, bookstores and booths.

Jun Web- An Internet platform of digital products, engaging in B2B and B2C of E-commerce, owns many general charging cards, and many websites.

Cobuy- Conducts sales of on line digital products, including but not limited to digital cards, group buying, telecommunication, digital, flowers, underwear, auction, health care, adornment, etc.

Yun web- Including the sales platform of digital products, trade platform of products, Yun web online payment system. Searching for the localization of E-commerce, revolutionary created an all digital E-commerce mode.

Qianbao currently has fifty-one employees, all of whom are employed on a full-time basis. Thirteen employees are involved in technical operations of the company, twenty three are involved in sales and marketing, and the remainder is involved in human resources and finances.

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

Private Placement

On September 12, 2007, we entered into Subscription Agreements with 3 accredited investors for the purchase and sale of $1,155,000 of Secured Convertible Promissory Notes for the aggregate purchase price of $750,000. We received net proceeds from the issuance of the secured convertible promissory notes of $652,237. Pursuant to the terms of the Subscription Agreements, we also issued to these investors Class A warrants and Class B warrants that, in the aggregate, are exercisable to purchase 2,310,000 shares of our common stock, subject to adjustments for certain issuances and transactions. In accordance with the terms of the Subscription Agreements, on October 31, 2007, we issued additional secured convertible promissory notes in the principal amount of $1,155,000 (net proceeds received $707,488) and additional Class A warrants and Class B warrants that are exercisable to purchase 2,310,000 shares of our common stock. We are using the net proceeds of the secured convertible promissory notes (including the additional notes) to expand our operations.

The secured convertible promissory notes bear interest at the rate of prime plus 4% per annum, and are payable in either cash or, absent any event of default, in shares of our common stock. Payments of interest and principal commenced on March 12, 2008 and all accrued but unpaid interest and any other amounts pursuant to the secured convertible promissory notes are due and payable on March 12, 2009 (or earlier upon acceleration following an event of default).

All of the principal and accrued interest on the secured convertible promissory notes is convertible into shares of our common stock at the election of the investors at any time at the conversion price of $1.00 per share (subject to adjustment for certain issuances and transactions).

The secured convertible promissory notes contain default events which, if triggered and not timely cured (if curable), will result in a default interest rate of an additional 5% per annum. In addition, we have to pay the investors 120% plus accrued interest of the outstanding principal amount if the shares of our common stock cease to be eligible for quotation on the Bulletin Board, or we sell substantially all of our assets or Guo Fan ceases to be our Chief Executive Officer.

The obligations under the secured convertible promissory notes are secured by our assets, the assets of our wholly-owned subsidiary Qianbao, a pledge of all the shares we hold in Qianbao and personal guaranties of our Chief Executive Officer and our Chief Operating Officer.

The 2,310,000 Class A Common Stock Purchase Warrants and 2,310,000 Class B Common Stock Purchase Warrants issued to the accredited investors are exercisable at any time until September 12, 2012 at an exercise price of $0.81 and $1.13, respectively. These warrants also include a cashless exercise provision which is triggered after March 12, 2008 as well as “full ratchet” anti-dilution provisions with respect to certain securities issuances.

At the option of each investor, the conversion of the secured convertible promissory notes or exercise of the warrants is subject to the restriction that such conversion or exercise does not result in the investor beneficially owning at any one time more that 4.99% of our outstanding shares of common stock.

We granted the investors piggyback registration rights along with certain demand registration rights. The shares of common stock underlying the secured convertible promissory notes were registered in a Registration Statement filed with the Securities and Exchange Commission on October 16, 2007 and declared effective on October 30, 2007, file no. 333-146747.

Pursuant to the Subscription Agreements, we also granted the investors a right of first refusal with respect to proposed sales of equity or debt securities we make, subject to certain exceptions. The right is effective until the earlier of one year from the effective date of the Registration Statement or the date which the secured convertible promissory notes are satisfied in full.

As a condition to the issuance of the secured convertible promissory notes, we have entered into Lock up Agreements with Guo Fan, our Chief Executive Officer, and Tao Fan, our Chief Operating Officer, and three other individuals pursuant to which each of them has agreed not to sell any shares of our common stock prior to 365 calendar days after the registration statement which contains this prospectus has been declared effective, or until the secured convertible promissory notes are no longer outstanding.

The secured convertible promissory notes and the warrants were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder, as a transaction by us (as the issuer) not involving a public offering.

As of March 12, 2008, the Company owed an aggregate of $109,255, which represents accrued interests and principal payments due on the convertible promissory notes. On March 11, 2008, the three accredited investors agreed that such payments will not be due until March 26, 2008. As of March 26, 2008, the Company has paid $65,000 to the notes holders, such payments representing principal and accrued interest on the promissory notes as part of the first installment. We have recently agreed to pay an additional $64,255 (which includes a $20,000 fee) and are in negotiations with the investors for the total redemption of the notes and warrants. Currently, we are offering up to 9,000,000 shares of common stock in China at a purchase price of $1.35 in an effort to raise an aggregate of $12,150,000. To date, we have raised gross proceeds of $1,000,000 in this offering.

Issuance of shares to consultants

On September 11, 2007, we issued an aggregate of 6,666,667 shares of our common stock to TVH Limited, a Netherlands limited company, in consideration for services rendered, and 1,333,333 to our attorney, who subsequently returned his shares to the Company for cancellation. TVH Limited subsequently transferred its shares to 5 individuals. These issuances were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder. The shares issued in consideration for services rendered were valued at $10,133,332, based on the price of our stock on the date of issuance.

Conversion of Series A preferred stock into shares of common stock

On October 3, 2007, we issued 14,000,000 shares of common stock upon conversion of 5,000,000 shares of our Series A Convertible Preferred Stock that we issued to the two shareholders of Qianbao in September 2006 as consideration for the acquisition of that company. The shares were subsequently distributed in China to the shareholders of one of said shareholders. We were required to cause the conversion of our Series A Convertible Preferred Stock pursuant to the Subscription Agreement we entered into with the investors on September 12, 2007. The issuance of our common stock upon the conversion of the Series A Preferred Stock was exempt from registration pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 1A	Risk Factors

Risks Relating To Our Business

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

We have a limited operating history. We were organized in March 2005, and in September 2006 we acquired Chongqing Qianbao Technology Ltd. which operates a website for the sale of prepaid multi player on line game cards in China. Qianbao has only operated that website since April 2006. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving markets such as the growing market for Internet-based sales in China. Some of these risks and uncertainties relate to our ability to:

☐☐☐	increase awareness of our brand and the development of customer loyalty;

☐☐☐	respond to competitive market conditions;

☐☐☐	respond to changes in regulatory environment of our business in China;

☐☐☐	manage risks associated with intellectual property rights;

☐☐☐	maintain effective control of our costs and expenses;

☐☐☐	raise sufficient capital to sustain and expand our business;

☐☐☐	attract, retain and motivate qualified personnel; and

☐☐☐	upgrade our technology to support additional research and development of new prepaid card products.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

We are dependent on third parties for the supply of prepaid multi player on line game cards and other products that we resell and any interruption in the production and/or delivery of those products or any increase in the manufacturer’s costs may have a material adverse effect on our revenues and our results of our operations, which may cause our stock price to decline.

Our subsidiary, Qianbao, purchases prepaid cards from third-party suppliers and thereafter resells them on its website. Since Qianbao does not manufacture any of the cards that they sell and, consequently, it is dependent on the ability of its suppliers to deliver pre-paid cards on a timely basis. Qianbao’s suppliers may also pass on increases in their cost of producing pre-paid multi player on line game cards and other products. If Qianbao’s suppliers pass on those costs or cannot meet Qianbao’s needs for prepaid cards, Qianbao’s revenues and profitability would be negatively affected. If we experience lower revenue and/or lower profitability, our stock price may decline as investors may perceive weakness in our business.

We may be unable to anticipate changes in consumer preferences for prepaid multi player on line game cards, which may result in decreased demand for our products and may negatively affect our revenues and our operating results.

Our continued operation in the prepaid card market is in large part dependent on our ability to anticipate selling prepaid cards that appeal to the changing tastes, spending habits and preferences of customers. If we are not able to anticipate and identify new consumer trends and sell new products accordingly, demand for our products may decline and our operating results may be adversely affected. In addition, we may incur significant costs relating to identifying new consumer trends and marketing new products or expanding our existing product lines in reaction to what we perceive to be a consumer preference or demand. Such development or marketing may not result in the level of market acceptance, volume of sales or profitability anticipated. However, we cannot be sure that such a new product will be popular with our current or potential customers, which would negatively affect our revenues.

If the market for prepaid multi player on line game cards markets in China does not grow as we expect, our results of operations and financial condition may be adversely affected.

We believe that prepaid multi player on line game cards, and other prepaid products have strong growth potential in China and, accordingly, we have continuously focused our efforts on selling these products. If the prepaid card and online video game market in China does not grow as we expect, our business may be harmed, we may need to adjust our growth strategy and our results of operation may be adversely affected.

The loss of senior management or key personnel or our inability to recruit additional personnel may harm our business.

We are highly dependent on the senior management of Qianbao to manage our prepaid card and online video gaming business and operations and our key marketing personnel for the identifying prepaid cards and Internet technologies to expand our sales and enhance our existing products. In particular, we rely substantially on our chief operating officer, Mr. Tao Fan, to manage Qianbao’s operations and our chief executive officer, Mr. Guo Fan, to manage our overall operations and financing. We do not maintain key man life insurance on any of our senior management or key personnel. The loss of any one of them, Mr. Tao Fan or Mr. Guo Fan, would have a material adverse effect on our business and operations. Competition for senior management, marketing and technical personnel in China is intense and the pool of suitable candidates is limited. We may be unable to locate a suitable replacement for any senior management or key marketing or technical personnel that we lose. In addition, if any member of our senior management or key marketing or technical personnel joins a competitor or forms a competing company, they may compete with us for customers, suppliers and/or business partners and other key professionals and staff members of our company. Although each of our senior management and key marketing and technical personnel has signed a confidentiality and non-competition agreement in connection with their employment with us, we cannot assure you that we will be able to successfully enforce these provisions in the event of a dispute between us and any member of our senior management or key marketing and technical personnel.

We compete for qualified personnel with other prepaid multi player on line gaming companies, marketing firms and software and Internet companies. Intense competition for these personnel could cause our compensation costs to increase significantly, which could have a material adverse effect on our results of operations. Our future success and ability to grow our business will depend in part on the continued service of these individuals and our ability to identify, hire and retain additional qualified personnel. If we are unable to attract and retain qualified employees, we may be unable to meet our business and financial goals.

We may require additional financing in the future and our operations could be curtailed if we are unable to obtain required additional financing when needed.

In the notes to our financial statements for the years ended December 31, 2006 and 2007 both disclosed going concern issues. Additionally, our registered independent auditors have a going concern exception to its audit report, dated March 26, 2008, regarding our financial statements for the 2007 fiscal year. Consequently, we will need to obtain additional debt or equity financing to fund operations and to execute our business plan. Additional equity may result in dilution to the holders of our outstanding shares of capital stock. Additional debt financing may include conditions that would restrict our freedom to operate our business, such as conditions that:

☐☐☐	limit our ability to pay dividends or require us to seek consent for the payment of dividends;
☐☐☐	increase our vulnerability to general adverse economic and industry conditions;
☐☐☐
require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund capital expenditures, working capital and other general corporate purposes; and

☐☐☐	limit our flexibility in planning for, or reacting to, changes in our business and our industry.

We cannot guarantee that we will be able to obtain any additional financing on terms that are acceptable to us, or at all.

We derive all of our revenues from sales in China and any downturn in the Chinese economy could have a material adverse effect on our business and financial condition.

All of our revenues are generated from sales in China. We anticipate that revenues from sales of our products in China will continue to represent a substantial proportion of our total revenues in the near future. Any significant decline in the condition of China economy could, among other things, adversely affect consumer buying power and discourage consumption of our products, which in turn would have a material adverse effect on our revenues and profitability.

Our largest stockholder has significant influence over our management and affairs and could exercise this influence against your best interests.

At March 26, 2008, Mr. Guo Fan, our Chairman, Chief Executive Officer and our largest stockholder, beneficially owned approximately 24.7% of our outstanding shares of common stock, and our other executive officers and directors collectively beneficially owned an additional 1.95% of our outstanding shares of common stock. As a result, pursuant to our By-laws and applicable laws and regulations, our controlling shareholder and our other executive officers and directors are able to exercise significant influence over our Company, including, but not limited to, any stockholder approvals for the election of our directors and, indirectly, the selection of our senior management, the amount of dividend payments, if any, our annual budget, increases or decreases in our share capital, new securities issuance, mergers and acquisitions and any amendments to our By-laws. Furthermore, this concentration of ownership may delay or prevent a change of control or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could decrease the market price of our shares.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; as a result, current and potential shareholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2008. We plan to prepare for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Risks Relating To Conducting Business in China

Substantially all of our assets and operations are located in China, and substantially all of our revenue is sourced from China. Accordingly, our results of operations and financial position are subject to a significant degree to economic, political and legal developments in China, including the following risks:

Changes in the political and economic policies of China government could have a material adverse effect on our operations.

Our business operations may be adversely affected by the political and economic environment in China. China has operated as a socialist state since 1949 and is controlled by the Communist Party of China. As such, the economy of China differs from the economies of most developed countries in many respects, including, but not limited to:

☐	structure	☐	capital re-investment
☐	government involvement	☐	allocation of resources
☐	level of development	☐	control of foreign exchange
☐	growth rate	☐	rate of inflation

In recent years, however, the government has introduced measures aimed at creating a “socialist market economy” and policies have been implemented to allow business enterprises greater autonomy in their operations. Nonetheless, a substantial portion of productive assets in China is still owned by Chinese government. Changes in the political leadership of China may have a significant affect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in China, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, regulation of the Internet and foreign investment. Moreover, economic reforms and growth in China have been more successful in certain provinces in China than in others, and the continuation or increases of such disparities could affect the political or social stability in China.

Although we believe the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development in China, the future direction of these economic reforms is uncertain and the uncertainty may decrease the attractiveness of our company as an investment, which may in turn materially adversely affect the price at which our stock trades.

Social conditions in China could have a material adverse effect on our operations as the Chinese government continues to exert substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, regulation of the Internet, protection of intellectual property and other matters. We believe our operations in China are in compliance, in all material respects, with all applicable legal and regulatory requirements. However, the central or local governments may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. If the Chinese government or local municipalities limit our ability to market and sell our products in China or to finance and operate our business in China, our business could be adversely affected.

Recent regulatory reforms in China may limit our ability as an offshore company controlled by the People’s Republic of China residents to acquire additional companies or businesses in China, which could hinder our ability to expand in China and adversely affect our long-term profitability.

Our long-term business plan may include an acquisition strategy to increase the number or types of products we offer, increase our Web site capabilities, strengthen our sources of supply or broaden our geographic reach. Recent Chinese government regulations relating to acquisitions of Chinese companies by foreign entities controlled by Chinese residents may limit our ability to acquire Chinese companies and adversely affect the implementation of our strategy as well as our business and prospects.

On August 8, 2006, China Ministry of Commerce, the State Assets Supervision and Administration of Commerce, the State Administration of Taxation, the State Administration of Industry and Commerce, the China Securities Regulatory Commission and the State Administration of Foreign Exchange jointly promulgated a new rule entitled “Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors” (the “M&A Rules”), which became effective on September 8, 2006, relating to acquisitions by foreign investors of businesses and entities in China. The M&A Rules provide the basic framework in China for the approval and registration of acquisitions of domestic enterprises in China by foreign investors.

In general, the M&A Rules provide that if an offshore company controlled by Chinese residents intends to acquire or take control of a Chinese company, such acquisition or transaction will be subject to strict examination by the relevant foreign exchange authorities. The M&A Rules also state that the approval of the relevant foreign exchange authorities is required for any sale or transfer by China residents of a Chinese company’s assets or equity interests to foreign entities, such as us, for equity interests or assets of the foreign entities.

The M&A Rules also stress the necessity of protecting national economic security in China in the context of foreign acquisitions of domestic enterprises. Foreign investors must comply with comprehensive reporting requirements in connection with acquisitions of domestic companies in key industrial sectors that may affect the security of the “national economy” or in connection with acquisitions of domestic companies holding well-known trademarks or traditional brands in China. Failure to comply with such reporting requirements that cause, or may cause, significant impact on national economic security may be terminated by the relevant ministries or be subject to other measures as are deemed necessary to mitigate any adverse impact.

Our business operations or future strategy could be adversely affected by the interpretations of the M&A Rules. For example, if we decide to acquire a Chinese company, we cannot assure you that we or the owners of such company, as the case may be, will be able to complete the necessary approvals, filings and registrations for the acquisition. This may restrict our ability to implement our acquisition strategy and adversely affect our business and prospects.

Further movements in exchange rates may have a material adverse effect on our financial condition and results of operations.

At present, almost all of our sales are denominated in Renminbi. Since 1994, the conversion of the Renminbi into foreign currencies has been based on rates set by the People’s Bank of China, and the exchange rate for the conversion of the Renminbi to U.S. dollars had generally been stable. However, starting from July 21, 2005, the Chinese government moved the Renminbi to a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. As a result, the Renminbi is no longer directly pegged to the U.S. dollar. On March 25, 2008, the exchange rate of the U.S. dollar against the Renminbi was RMB 7.05 per U.S. dollar. The exchange rate may become volatile, the Renminbi may be revalued further against the U.S. dollar or other currencies or the Renminbi may be permitted to enter into a full or limited free float, which may result in an appreciation or depreciation in the value of the Renminbi against the U.S. dollar or other currencies, any of which could have a material adverse effect on our financial condition and results of operations.

Governmental control of currency conversion may affect the ability of our company to obtain working capital from our subsidiaries located in China and the value of your investment.

China’s government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency outside of China. We currently receive all of our revenues in Renminbi. Under our current structure, our income is primarily derived from payments from Qianbao. Shortages in the availability of foreign currency may restrict the ability of Qianbao to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency denominated obligations. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from China State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required in those cases in which Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies. China’s government also may at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Qianbao is subject to restrictions on making payments to us, which could adversely affect our cash flow and our ability to pay the noteholders and dividends on our capital stock.

We are a company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than through our operating subsidiary in China. As a result, we will rely entirely on payments or dividends from Qianbao for our cash flow to fund the payments pursuant to the secured convertible notes and our corporate overhead and regulatory obligations. The Chinese government imposes controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of China. As a result, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Further, if Qianbao incurs debt of its own, the instruments governing such debt may restrict such subsidiary’s ability to make payments to us. If we are unable to receive all of the funds we require for our operations from Qianbao, we may not have sufficient cash flow to fund our indebtedness, corporate overhead and regulatory obligations in the United States. We may be unable to pay dividends on our shares of capital stock.

Uncertainties with respect to the Chinese legal system could adversely affect our ability to enforce our legal rights.

We conduct our business primarily through Qianbao, our subsidiary in China. Our operations in China are governed by Chinese laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. China legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, Chinese legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully-integrated legal system and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, China legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. The uncertainties regarding such regulations and policies present risks that may affect our ability to achieve our business objectives. If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be materially and adversely affected. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

It may be difficult to effect service of process upon us or our directors or senior management who live in China or to enforce any judgments obtained from non-Chinese courts.

Our operations are conducted and our assets are located within China. In addition, a majority of our directors and all of our senior management personnel reside in China, where all of their assets are located. You may experience difficulties in effecting service of process upon us, our directors or our senior management as it may not be possible to effect such service of process outside China. In addition, China does not have treaties with the United States and many other countries providing for reciprocal recognition and enforcement of court judgments. Therefore, recognition and enforcement in China of judgments of a court in the United States or certain other jurisdictions may be difficult or impossible.

Recent amendments to the corporate income tax law in China may increase the income taxes payable by our operating subsidiary located in China, which could adversely affect our profitability.

On March 16, 2007, the National People’s Congress of China adopted a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law will be effective on January 1, 2008. According to the new corporate income tax law, the applicable income tax rate for our operating subsidiary is subject to change. As the implementation detail has not yet been announced, we cannot be sure of the potential impact of such new corporate income tax law on our financial position or operating results.

Risk Relating to an Investment in Our Securities

Our common stock is thinly traded and you may be unable to sell at or near “ask” prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. However, we do not rule out the possibility of applying for listing on the American Stock Exchange, the Nasdaq Global Market or other exchanges. Our common stock has historically been sporadically or “thinly-traded” on the “Over-the-Counter Bulletin Board,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or nonexistent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-adverse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of our common stock in either direction. The price for our shares could, for example, decline precipitously in the event a large number of shares of our common stock is sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained.

The market price for our stock may be volatile and subject to wide fluctuations, which may adversely affect the price at which you can sell our shares.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

☐☐☐	actual or anticipated fluctuations in our quarterly operations results;

☐☐☐	changes in financial estimates by securities research analysts;

☐☐☐	changes in the economic performance or market valuations of other Internet companies offering prepaid multi player on line game cards;

☐	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

☐☐☐	addition or departure of key personnel;

☐☐☐	fluctuations of exchange rates between the Renminbi and the U.S. dollar;

☐☐☐	intellectual property litigation; and

☐☐☐	general economic or political conditions in China.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

Future sales of shares of our common stock may decrease the price for such shares.

On October 4, 2007, we issued 14,000,000 shares of our common stock upon the conversion of 5,000,000 shares of Series A Convertible Preferred Stock. Commencing on April 4, 2008, these shares will become eligible for sale on the Over-the-Counter Bulletin Board, under Rule 144 promulgated under the Securities Act of 1933, as amended. In addition, under a Registration Statement filed with the Commission on October 16, 2007 and declared effective on October 30, 2007, file no. 333-146747), we registered for resale 7,929,500 shares of common stock, which may be sold at any time. If any of our stockholders either individually or in the aggregate cause a large number of securities to be sold in the public market, or if the market perceives that these holders intend to sell a large number of securities, such sales or anticipated sales could result in a substantial reduction in the trading price of shares of our common stock and could also impede our ability to raise future capital.

If we are required for any reason to repay our outstanding secured convertible promissory notes, we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the secured convertible promissory notes, if required, could result in legal action against us, which could require the sale of substantial assets.

On September 12, 2007, we entered into Subscription Agreements with 3 accredited investors for the purchase and sale of $1,155,000 of Secured Convertible Promissory Notes for the aggregate purchase price of $750,000. We received net proceeds from the issuance of the secured convertible promissory notes of $652,237. Pursuant to the terms of the Subscription Agreements, we also issued to these investors Class A warrants and Class B warrants that, in the aggregate, are exercisable to purchase 2,310,000 shares of our common stock, subject to adjustments for certain issuances and transactions. In accordance with the terms of the Subscription Agreements, on October 31, 2007, we issued additional secured convertible promissory notes in the principal amount of $1,155,000 and an aggregate of 2,310,000 additional warrants. We received net proceeds from the issuance of the additional secured convertible promissory notes of $707,488. The Secured Convertible Promissory Notes bear interest at the rate of prime plus 4% per annum, payable in either (a) cash equal to 110% of 8.33% of the initial principal amount of the Note or (b) absent any event of default, at the Company’s option, in shares of our common stock at the lesser of (i) $1.00 per share or (ii) 80% of the average of the closing bid prices of our common stock for the 20 trading days preceding the payment date. Although said payments commenced on March 12, 2008 and all accrued but unpaid interest and any other amounts due thereon is due and payable on March 12, 2009, or earlier upon acceleration following an event of default, such notes, at the accredited investors’ option, are convertible into shares of our common stock. If we were unable to repay the notes when required, the purchasers could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

The Company is currently in negotiations with the purchasers for the total redemption of the notes and warrants. In order to fund the redemption of the notes and warrants, the Company is currently conducting a capital raise of up to $12,150,000 pursuant to a private placement held under Regulation S promulgated under the Securities Act of 1933, by offering for sale up to 9,000,000 shares of the Company common stock at a purchase price equal to $1.35 per share. As of March 26, 2008, the Company raised gross proceeds of approximately one million dollars ($1,000,000). If we do not raise at least two million five hundred thousand dollars ($2,500,000), we would be required to use our limited working capital to redeem the secured convertible promissory notes and warrants. There can be no assurance that the Company will successfully complete such private placement and it is uncertain that the required funds will be available to the Company on satisfactory terms and conditions, if at all.

The issuance of shares upon conversion of the Secured Convertible Promissory Notes and exercise of outstanding warrants may cause immediate and substantial dilution to our existing stockholders.

The issuance of shares upon conversion of the secured convertible promissory notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the purchasers of our secured convertible promissory notes may ultimately convert and sell the full amount issuable on conversion. Although the purchasers of our secured convertible promissory notes and warrants may not convert their notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the purchasers from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the Purchasers could sell more than this limit while never holding more than this limit.

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

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Accordingly, all of the foregoing reduces the ability of a shareholder to sell our shares which may reduce the market price of our stock.

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

Item 1B.	Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.  Properties

Pay88 currently maintains its executive offices, which consist of approximately 100 square feet at 1053 North Barnstead Road, Center Barnstead, NH 03225 in space provided to us by Gordon Preston, a director and Secretary of Pay88. We currently are recognizing a lease expense of $200 per month for this space. We believe that our current office space will be adequate for the foreseeable future.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fiscal year ended December 31, 2007.

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

Year	Quarter Ended	High		Low
2007	December 31		$0.35		$0.35
	September 30		$1.65		$1.65
	June 30		$2.55		$2.50
	March 31	$	N.A	$	N/A
2006	December 31		$3.35		$3.25
	September 30		$3.25		$3.25
	June 30	$	NA	$	NA
	March 31 (from March 8)	$	NA	$	NA

Holders

On March 26, 2008, there were approximately 578 holders of record of the Company's common stock.

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

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Statement of Operations Data:	For the Period from April 24, 2006 (Date of Inception) to December 31, 2006	For the Year Ended December 31, 2007
Net Sales	$1,199,927	$8,394,409
Total Operating Expense	321,436	10,921,761
Loss from Operations	(294,773)	(10,713,288)
Net Loss	(297,764)	(11,305,479)
Loss per Share - Basic and Diluted	$(0.03)	$(0.72)

Balance Sheet Data:	December 31, 2007
Working Capital	$395,557
Total Assets	2,416,185
Current Liabilities	1,418,156
Total Stockholders’ Equity	$652,162

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our fiscal year ended December 31, 2007. Although Qianbao is a subsidiary of Pay88, the acquisition of Qianbao by Pay88 that was consummated on September 5, 2006 has been treated as a reverse merger of Qianbao. This means that Qianbao is the continuing entity for financial reporting purposes.

Plan of Operation

Through our subsidiary, Qianbao, we will continue to focus over the next twelve months on developing our internet distribution platform on Qianbao's websites and increasing the volume of our sales of multi player online game cards on such websites. Qianbao will continue to focus on developing its websites, www.iamseller.com and www.17logo.com and to build other internet websites on which it will operate a distribution platform through which we will be able to offer products for sale to consumers or retailers visiting such websites. Qianbao will continue its efforts to arrange for suppliers to offer for sale on such website the following products: prepaid multiplayer online game cards, which allow the holder thereof to play, for the allotted time, online internet games. We also offer for sale prepaid study cards, which allow the holder thereof to use, for the allotted time, online software that assists in the learning of various subjects including Chinese, English and cooking. We have formal arrangements with the following manufacturers to supply us with products to be sold on Qianbao’s website: Shandong Tianfu Online Platform (supplier of game cards); Golden game (supplier of game cards); 51points (supplier of game cards); Optisp Communication (supplier of game cards): Sifang Online Distribution Platform (supplier of game cards); Chongqing Taoxing (supplier of study cards); and Chongqing Dezheng Technology Development. No individual manufacturer alone is material to our current business. We are currently engaged in agreements with the above mentioned suppliers. However, there is no assurance that we will be successful in marketing and selling these products.

As of December 31, 2007, Pay88 had $124,108 in cash. We believe that such funds will not be sufficient to effectuate our plans with respect to the business of Qianbao over the next twelve months. We will need to seek additional capital for the purpose of financing our marketing efforts.

 Results of Operations

2007 compared with 2006

For the year ended December 31, 2007, net sales was $8,394,409, the cost of sales was $8,185,938, and the gross profit was $208,471. In comparison, for the period from April 24, 2006 (date of inception) to December 31, 2006, net sales was $1,199,927, the cost of sales was $1,173,264, and the gross profit was $26,663. If we continue to realize gross margins similar to our historical amounts, we will continue to have cash flow problems. The revenues were derived from online product sales, primarily, prepaid multi player online game cards, with very low gross margin.

For the year ended December 31, 2007, operating expenses were $10,921,759. We had a loss from operations in the amount of $10,713,288. The net loss during such period was $11,305,479. For the period from April 24, 2006 (date of inception) to December 31, 2006, operating expenses were $321,436. We had a loss from operations in the amount of $294,773. The net loss during such period was $297,764.

During the year ended December 2007, our net loss of $11,305,479 was primarily as a result of the issuance of an aggregate of 6,666,667 shares of our common stock to TVH Limited, a Netherlands limited company, in consideration for services rendered. The shares issued in consideration for services rendered were valued at $10,133,332, based on the price of the stock on September 11, 2007 or date of issuance.

Liquidity and Capital Resources

Cash flow used in operations for the year ended December 31, 2007 was $1,839,560, compared to $427,901 from the prior year mainly due to the Company’s business expansion and related increased activities.

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

In accordance with the terms of the Subscription Agreements, on October 31, 2007, we issued additional secured convertible promissory notes in the principal amount of $1,155,000 for the aggregate purchase price of $750,000. We received net proceeds from the issuance of the additional secured convertible promissory notes of $707,488. We also issued to the purchasers an aggregate of 1,155,000 Class A Common Stock Purchase Warrants and 1,155,000 Class B Common Stock Purchase Warrants. The Class A Common Stock Purchase Warrants are exercisable at a price of $0.81 per share at any time until September 12, 2012 and the Class B Common Stock Purchase Warrants are exercisable at a price of $1.13 per share at any time until September 12, 2012. The warrants include a cashless exercise provision which is triggered after March 12, 2008 as well as “full ratchet” antidilution provisions with respect to certain securities issuances.

As of March 12, 2008, the Company owed an aggregate of $109,255, which represents accrued interests and principal payments due on the convertible promissory notes. On March 11, 2008, the three accredited investors agreed that such payments will not be due until March 26, 2008. As of March 26, 2008, the Company has paid $65,000 to the notes holders, such payments representing principal and accrued interest on the promissory notes as part of the first installment. We have recently agreed to pay an additional $64,255 (which includes a $20,000 fee) and are in negotiations with the investors for the total redemption of the notes and warrants.

On March 4, 2008, the Board has determined that it is in the best interests of the Company to raise up to $12,150,000 in capital pursuant to a private placement held under Regulation S promulgated under the Securities Act of 1933, as amended (the “Act”) by offering for sale up to 9,000,000 shares of the Company’s common stock at a purchase price of $1.35 per share. As of March 26, 2008, the Company has received gross proceeds of approximately $1,000,000 representing approximately 741,000 shares in connection with this private placement and the execution of formal agreement is in process. If we do not raise at least $2,500,000 and still desire to redeem the secured convertible promissory notes and warrants, we would be required to use our limited working capital and additional loans from our officers or directors to redeem said notes and warrants

During the year ended December 31, 2007 and for the period from April 24, 2006 (inception) to December 31, 2006, the Company received net loans totaling $579,300 and $211,781, respectively, primarily from its two executive officers, Mr. Guo Fan, our president and chief executive officer and Mr. Tao Fan, our chief operating officer. As of December 31, 2007 and 2006, the accrued interest payable was $29,599 and $10,253, respectively. Also included in the accounts payable to our executive officers at December 31, 2007, are accrued salaries in the amount of $91,667 owed to our Chief Executive Officer. Such salaries were made payable pursuant to an Employment Agreement between the Company and Mr. Guo Fan, dated February 1, 2007, pursuant to which the Company memorialized the employment of Mr. Guo Fan as its Chairman, President and Chief Executive Officer. Pursuant to said agreement, Mr. Guo Fan will be paid the annual salary of $100,000 during the five year term commencing February 1, 2007.

We have no current plans for the purchase or sale of any significant amounts of plant or equipment.

Due to the substantial growth in the Company’s operations for year ended December 31, 2007, the Company anticipates that during the next twelve (12) months, there will be a significant increase in the number of persons employed by Qianbao. The increase will be more significant in the areas of marketing and sales. However, due to current limited working capital, there can be no assurance that the Company can successfully get ready for this expansion.

Lack of Insurance

The Company currently has no insurance in force for its office facilities and operations and it cannot be certain that it can cover the risks associated with such lack of insurance or that it will be able to obtain and/or maintain insurance to cover these risks at economically feasible premiums.

Going Concern

The Company has incurred a net loss of $11,305,479, which included the common stock issued for consulting fees of $10,133,332 and amortization of debt discount and cash discount related to the secured convertible promissory notes of $410,474, for the year ended December 31, 2007. In addition, the Company has incurred significant losses and had negative cash flow from operations since April 24, 2006 (date of inception) and has an accumulated deficit of $11,603,243 at December 31, 2007. Substantial portions of the losses are attributable to consulting and professional fees. Furthermore, the Company’s gross margin rate from its current operations was very low. It was approximately 2.5% and 2.2% in 2007 and 2006, respectively. These factors raised substantial doubt about the Company’s ability to continue as going concern.

There can be no assurance that sufficient funds will be generated during the next twelve months or thereafter from the Company’s current operations, or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

During 2007, the Company received net loans totaling $579,300 from its officers and shareholders, and net proceeds from convertible debt issuance of $1,359,725 after cash discount of $810,000 and finance cost of $140,275.

The Company has undertaken further steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond to address our lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company is planning to expand its current operations to increase its sales volume. The Company is also seeking for the opportunities to diversify its operations, which including other more profitable product lines and to improve its current gross margin. However, there can be no assurance that the Company can successfully accomplish these steps and or business plans, and it is uncertain that the Company will achieve a profitable level of operations and be able to obtain additional financing.

There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

Recent Accounting Pronouncements

In June 2006, the FASB issued “Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109”, (“FIN No. 48”), which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company's tax returns. FIN No. 48 provides guidance on recognition, classification, presentation, and disclosure of unrecognized tax benefits. Fin No. 48 is effective for fiscal years beginning after December 15, 2006, The adoption of this statement have no material impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands fair value disclosures. The standard does not require any new fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. The adoption of this new standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” ("FSP 00-19-2"), which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In February, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect from the adoption of this standard will have on it's financial position, results of operations or cash flows.

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3,“Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1,“Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Off Balance Sheet Arrangements

None.

Item 8.  Financial Statements and Supplementary Data

The Company’s audited financial statements for the periods ended December 31, 2007 and 2006 are attached hereto as F-1 through F-22.

Item 9. Changes In and Disagreements with Accountants on Financial Disclosure

On January 2, 2008, the Company changed its principal independent accountants. On such date, Wolinetz, Lafazan & Company, CPA’S, P.C. resigned from serving as the Company’s principal independent accountants. On January 2, 2008, the Registrant retained RBSM LLP as its principal independent accountants. The decision to change accountants was approved by the Company’s Board of Directors.

On January 2, 2008, the Company changed its principal independent accountants. On such date, Wolinetz, Lafazan & Company, CPA’S, P.C. resigned from serving as the Company’s principal independent accountants. On January 2, 2008, the Company retained RBSM LLP as its principal independent accountants. The decision to change accountants was approved by the Company’s Board of Directors.

The Resignation of Wolinetz, Lafazan & Company CPA’S, P.C.

Wolinetz, Lafazan & Company, CPA’S, P.C. was the independent registered public accounting firm for the Company’s from March 23, 2005 (inception) to December 31, 2006 and for the period since then and until January 2, 2008. None of Wolinetz, Lafazan & Company, CPA’S, P.C. reports on the Company’s financial statements from March 23, 2005 (inception) to December 31, 2006 , (a) contained an adverse opinion or disclaimer of opinion, (b) was modified as to uncertainty, audit scope, or accounting principles, or (c) contained any disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Wolinetz, Lafazan & Company, CPA’S, P.C., would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(iv)(B) of Regulation S-K occurred during the period in which Wolinetz, Lafazan & Company, CPA’S, P.C. served as the Company’s principal independent accountants. Wolinetz, Lafazan & Company, CPA’S, P.C. did express a concern about the Company’s ability to continue as a going concern for the period March 23, 2005 (inception) to December 31, 2005 and the period April 24, 2006 (inception) to December 31, 2006.

The Engagement of RBSM LLP

Prior to January 2, 2008, the date that RBSM LLP was retained as the principal independent accountants of the Company: (1) The Company did not consult RBSM LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Company’s financial statements; (2) Neither a written report nor oral advice was provided to the Company by RBSM LLP that they concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; and (3) The Company did not consult RBSM LLP regarding any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or any of the reportable events set forth in Item 304(a)(1)(iv)(B) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of December 31, 2007, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2007.

Changes in Internal Controls

During the year ended December 31, 2007, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

The Company’s management, including the chief executive officer and chief financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. Management is aware of the risks associated with the lack of segregation of duties at the Company due to the small number of employees currently dealing with general administrative and financial matters. Although management will periodically reevaluate this situation, at this point it considers the risks associated with such lack of segregation of duties and that the potential benefits of adding employees to segregate such duties do not justify the substantial expense associated with such increases. It is also recognized Pay88 has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. The Company should address these concerns at the earliest possible opportunity.

Item 9A(T) Controls and Procedures

Pursuant to SEC rules implementing Section 404(a) of the Sarbanes-Oxley Act of 2002, non accelerated filers with fiscal years ending on or after December 15, 2007 must begin to comply with the management report requirement in Item 308(a) of Regulation S-K. Under this rule, management is responsible for establishing and maintaining adequate internal control over financial reporting, as well as an assessment of the effectiveness of those internal controls.

An overall purpose of internal control over financial reporting is to foster the preparation of reliable financial statements. Reliable financial statements must be materially accurate. Therefore, a central purpose of the assessment of internal control over financial reporting is to identify material weaknesses that have, as indicated by their very definition, more than a remote likelihood of leading to a material misstatement in the financial statements. While identifying control deficiencies and significant deficiencies represents an important component of management's assessment, the overall focus of internal control reporting should be on those items that could result in material errors in the financial statements.

Management is not required by Section 404 of Sarbanes-Oxley to assess other internal controls, such as controls solely implemented to meet a company’s operational objectives. Further, “reasonable assurance” does not mean absolute assurance. Internal control over financial reporting cannot prevent or detect all misstatements.

The assessment of internal control over financial reporting will be more effective if it focuses on controls related to those processes and classes of transactions for financial statement accounts and disclosures that are most likely to have a material impact on the company's financial statements. Employing such a top-down approach requires that management apply in a reasonable manner its cumulative knowledge, experience and judgment to identify the areas of the financial statements that present significant risk that the financial statements could be materially misstated and then proceed to identify relevant controls and design appropriate procedures for documentation and testing of those controls. For instance, the application of judgment by management and the auditor will typically impact the nature, extent and timing of control testing such that the level of testing performed for a low risk account will likely be different than it will be for a high risk account. In performing these steps, management and auditors should keep the "reasonable assurance" standard in mind.

Based on the top down approach mentioned above and performed within the internal control framework set out by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), we identified the following business cycles for internal control evaluation:

1)	Financial Reporting, which covers the entire process from data capturing to financial statement preparation and reporting;

2)	Purchase and disbursement, which covers the purchase of inventory, the approval process, the payment and any related liabilities accrued;

3)	Revenue Recognition, which covers the sales to the receivable to the cash cycles;

4)	Payroll cycle, which covers employee hiring and termination, time sheet submission and payroll calculation;

5)	Fraud: this is a pervasive risk, not associated with any particular business cycle, but rather associated with embezzlement of firm assets and fraudulent financial reporting; and

6)	Entity level control, which covers the control environment from firm culture and management integrity and styles, codes of ethics etc.

7)	Tax compliance, which covers the capturing of tax related data, preparation of tax returns and compliance with regulatory tax rules.

We understand control assurance is not absolute assurance; rather it is “reasonable” assurance. Management firmly believes in setting up proper control and complying with regulatory requirements. However due to the nature of small business, certain control will not be implemented due to constraints of costs.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

 Item 9B. Other Information

None.

PART III

Item10. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

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

Name	Age	Positions and Offices Held

Guo Fan	30	Chairman, President, CEO, and Director

Tao Fan	36	Chief Operating Officer and Director

Gordon Preston	65	Director, Secretary

Shiqing Fu	44	Director

Mr. Guo Fan has been our Chairman, President and CEO since our incorporation. Since January 2004, Mr. Fan has been the Internet Operations Senior Consultant for Chongqing Junfang Science Technology, a private computer software company located in Chongqing China. In this role, Mr. Fan had developed operating and financial policies and procedures for the company. From 2000 through 2003, Mr. Fan was an officer of Hampstead Players Inc., a company involved in traveling theater productions. From 2003 through March 2005, he was the manager of New Hampshire Fireworks Inc., a major distributor of Chinese fireworks. Mr. Fan received his Associate in Science Degree from the New Hampshire Technical Institute (NHTI) in Aug of 1998.

Mr. Tao Fan has been our chief operating officer since September 5, 2006. He is the Chief Executive Officer and Chairman of the Board of Directors of Chongqing Qianbao Technology Ltd., a limited liability company organized under the laws of the People's Republic of China ("Qianbao"). Qianbao is a wholly-owned subsidiary of the Company. Mr. Tao Fan is also the Chief Executive Officer of Chongqing Yahu Information Development Co., Ltd. (“Yahu”), a principal shareholder of the Company. Over the past five years, Mr. Tao Fan has served as a senior operations consultant for several Chinese corporations. These corporations include but are not limited to Chongqing Wanguo Shareholding Co., Ltd., Chongqing Ice Water Ltd., and Chongqing Shuanggui Industrial Garden Ltd. Mr. Tao Fan studied in China Northern Industrial University from 1991 to 1993, majoring in English and Information Technology.

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

Ms. Shiqing Fu has been a director of Pay88 since September 5, 2006. Ms. Fu is a licensed accountant practicing in Chongqing, China. From 2001 until February 2004, Ms. Fu served as Vice General Manager of Chongqing Deheng Securities Ltd., where she was responsible for the day to day operations. In February 2004, Ms. Fu assumed her current position of General Manager of Chongqing Jiarun Accounting Office Ltd., where her role has been to manage operations of the company. Ms. Fu does not serve in any directorship roles of any other public company.

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is of the opinion that an audit committee is not necessary since the Company has only four directors, and to date such directors have been performing the functions of an audit committee.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer.

Compliance with Section 16(a) of the Exchange Act

Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, our directors and executive officers and any persons holding more than 10% of our common stock are required to file with the SEC reports of their initial ownership of our common stock and any changes in ownership of such common stock. Copies of such reports are required to be furnished to us. Based solely upon a review of Forms 3, 4 and 5 furnished to Pay88, Pay88 is unaware of any persons who during the fiscal year ended December 31, 2007 were directors, officers, or beneficial owners of more than ten percent of the common stock of Pay88 who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during such fiscal year.

Item 11. Executive Compensation

Summary Compensation

During the period from our incorporation on March 22, 2005, through December 31, 2006, Guo Fan was our President, Chief Executive Officer, Chairman, and Director. During such period, Mr. Fan did not receive any compensation for his services. Additionally, during such period, none of our other officers earned compensation exceeding $100,000 per year.

We have no pension, health, annuity, bonus, insurance, equity incentive, non-equity incentive, stock options, profit sharing or similar benefit plans. No stock options or stock appreciation rights were granted to any of our directors or executive officers during the period from the date of our incorporation on March 22, 2005 through December 31, 2007.

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

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Guo Fan	2007	$100,000	0	0	0	0	0	0	$100,000
	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0
Tao Fan	2007	$50,000	0	0	0	0	0	0	$50,000
	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

Outstanding Equity Awards

As of December 31, 2007, none of our directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

During the fiscal year ended December 31, 2007, no director received any type of compensation from Pay88. No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments. We have not granted any stock options to any of our officers, directors, or any other persons, but we may grant such options in the future.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of March 26, 2008, the number of shares of common stock beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 30,766,667 shares of our common stock issued and outstanding as of March 26, 2008. Except for the warrants and secured convertible promissory notes issued in the private placement that closed in September 2007 and October 31, 2007, we do not have any other outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Common Stock Outstanding
Guo Fan c/o Pay88, Inc. 1053 North Barnstead Road Barnstead, NH 03225	7,600,000	24.7%

Tao Fan c/o Chongqing Qinbao Technology Ltd. No. 78 1st Yanghe Village Jiangbei District, Chongqing China	600,000	1.95%

Gordon Preston c/o Pay88, Inc. 1053 North Barnstead Road Barnstead, NH 03225	0	*

Shiqing Fu c/o Chongqing Qinbao Technology Ltd. No. 78 1st Yanghe Village Jiangbei District, Chongqing China	270,000	*

All directors and executive officers as a group (four persons)	8,470,000	27.53%

* Less than one percent.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Currently, we utilize space in New Hampshire that is provided to us by Mr. Gordon Preston, a director and our Secretary, for a rental fee of $200 per month.

Through December 31, 2007, Guo Fan, our Chief Executive Officer, President, Chief Financial Officer, Chairman and a Director, lent us an aggregate of $525,110, of which $444,725 was pursuant to oral agreements with the company and the balance of $80,385 was pursuant to a note. Pursuant to the oral agreements, the $444,725 bears interest at the rate of 5% per annum and are payable on demand. On August 31, 2005, Guo Fan lent us $80,385, and in consideration for such loan, we issued to Mr. Fan a promissory note. Said amount bears interest at the rate of 5% per annum and principal and interest are due and payable on August 31, 2008.

As of December 31, 2007, Tao Fan, a director and our Chief Operating Officer, advanced us funds in the amount of $422,396 pursuant to oral agreements. The advances bear interest at the rate of 6% and are payable on demand.

As of December 31, 2007 and 2006, the accrued interest payable on the above mentioned loans was $29,599 and $10,253, respectively.

On August 3, 2005, we entered into a five year agreement with Yahu. Mr. Tao Fan, a director and our Chief Operating Officer, is the Chief Executive Officer of Yahu and Mr. Tao Fan owns 5% of its issued shares of capital stock. The agreement provides for two services to be provided to us by Yahu. Pursuant to such agreement Yahu will provide all proprietary software needed to effectuate fund transfers between the United States and China and the technical assistance in the areas of installation and future product support. This support includes assistance with all technical aspects of the software as well as problem resolution and general inquiries. Yahu will provide both of these services to us for a licensing fee that is based upon 20% of the gross fund transfer revenues. The fee is payable on a quarterly basis. The use of the software will enable us to provide wire transfers from the United States to China. We presently have no intention to engage in the money transfer business. Nonetheless, we may in the future resume our plans to develop the money transfer business.

On September 5, 2006, we entered into a Share Purchase Agreement with Qianbao, Yahu and Ying Bao. Pursuant to the Share Purchase Agreement, we agreed to acquire Qianbao at a closing held simultaneously by purchasing from Yahu and Ying Bao all of their respective shares of Qianbao's registered capital, which represented 100% of the issued and outstanding share capital of Qianbao. In consideration for all of Qianbao’s registered shares, we agreed to issue to shares of our Series A Convertible Preferred Stock as follows: 4,950,000 shares to Yahu and 50,000 shares to Ying Bao. Mr. Tao Fan, our Chief Operating Officer and a brother of Mr. Guo Fan, a director and officer of Pay88, is the Chief Executive Officer of Yahu and owns 5% of its issued shares of capital stock.

On October 4, 2007, we issued 14,000,000 shares of common stock upon conversion of 5,000,000 shares of our Series A Convertible Preferred Stock that we issued to Yahu and Ying Bao, the shareholders of Qianbao, as consideration for the acquisition of that company. We were required to cause the conversion of our Series A Convertible Preferred Stock pursuant to the Subscription Agreement we entered into with 3 accredited investors on September 12, 2007. The issuance of our common stock upon the conversion of the Series A Preferred Stock was exempt from registration pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Director Independence

We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do believe that the following directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange: Shiqing Fu.

Item 14. Principal Accountant Fees and Services

Our Board of Directors unanimously approved 100% of the fees paid to the principal accountant for audit-related, tax and other fees. Our Board of Directors pre-approves all non-audit services to be performed by the auditors.

The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was $0.

Audit Fees

RBSM LLP provided audit services to Pay88 in connection with its annual report for the fiscal year ended December 31, 2007. The aggregate fees billed by RBSM LLP for the audit of Pay88’s annual financial statements during the fiscal year ended December 31, 2007 was $0.

Wolinetz, Lafazan & Company, P.C. provided audit services to Pay88 in connection with its annual report for the fiscal years ended December 31, 2007 and 2006. The aggregate fees billed by Wolinetz, Lafazan & Company, P.C. for the audit of the Company’s annual financial statements and a review of Pay88’s quarterly financial statements during the fiscal year ended December 31, 2007 and 2006 were $87,000 and $52,000, respectively.

Audit Related Fees

RBSM LLP billed no fees in 2007 for professional services rendered to Pay88 that are reasonably related to the audit or review of Pay88’s financial statements that are not disclosed in “Audit Fees” above.

Wolinetz, Lafazan & Company, P.C. billed no fees in 2006 for professional services rendered to Pay88 that are reasonably related to the audit or review of Pay88’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

RBSM LLP billed no fees in 2007 for professional services rendered to Pay88 in connection with the preparation of Pay88’s tax returns for the respective periods.

Wolinetz, Lafazan & Company, P.C. billed to Pay88 $0 fees in 2006 for professional services rendered in connection with the preparation of Pay88’s tax returns.

All Other Fees

RBSM LLP billed no fees in 2007 for other professional services rendered to Pay88 or any other services not disclosed above.

Wolinetz, Lafazan & Company, P.C. billed no fees in 2006 for other professional services rendered to Pay88 or any other services not disclosed above.

Audit Committee Pre-Approval

Pay88 does not have a standing audit committee. Therefore, all services provided to Pay88 by RBSM LLP and Wolinetz, Lafazan & Company, P.C. as detailed above, were pre-approved by Pay88’s board of directors.

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description
3.1	Articles of Incorporation of Pay88 (incorporated by reference to Exhibit 3.1 to Pay88's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 14, 2005).

3.2	Bylaws of Pay88 (incorporated by reference to Exhibit 3.2 to Pay88's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 14, 2005).

4.1	Specimen Common Stock (incorporated by reference to Exhibit 4.1 to Pay88's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 14, 2005).

4.2
Certificate of Designation for Series A Convertible Preferred Stock, filed with the Nevada Secretary of State on September 5, 2006 (incorporated by reference to Exhibit 4.1 to Pay88's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

4.3	Form of Convertible Note (incorporated by reference to Exhibit 4.1 to Pay88’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2007).

4.4	Form of Class A and Class B Warrant (incorporated by reference to Exhibit 4.2 to Pay88’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2007).

Exhibit No.	Description
10.1
Licensing and Service Agreement, dated August 3, 2005, between Chongqing Yahu Information, Limited and Pay88 (incorporated by reference to Exhibit 10.1 to Pay88's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 14, 2005).

10.2
Plan and Agreement of Merger, dated July 2005, by and between Pay88, Inc. and Pay88, Ltd. (incorporated by reference to Exhibit 10.2 to Pay88's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 14, 2005).

10.3
Promissory Note, dated August 31, 2005, in the principal amount of $80,385, made by Pay88, Inc. in favor of Guo Fan (incorporated by reference to Exhibit 10.3 to Pay88's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 14, 2005).

10.4
Agreement, dated March 29, 2005, by and between First Line Capital LLC and Pay 88, Ltd. (incorporated by reference to Exhibit 10.4 to Pay88's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 14, 2005).

10.5
Share Purchase Agreement, dated September 5, 2006, Pay88, Inc., Chongqing Qianbao Technology Ltd., Ying Bao, and Chongqing Yahu Information Development Co., Ltd. (incorporated by reference to Exhibit 10.1 to Pay88's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

10.6
Sales Contract 3-1, dated July 3, 2006, between Chongqing Yinxin Realty Development Ltd. and Chongqing Qianbao Technology Ltd., for the purchase of offices located at No. 78 1st Yanghe Village, Jiangbei District, Chongqing, China (incorporated by reference to Exhibit 10.2 to Pay88's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

10.7
Sales Contract 3-2, dated July 3, 2006, between Chongqing Yinxin Realty Development Ltd. and Chongqing Qianbao Technology Ltd., for the purchase of offices located at No. 78 1st Yanghe Village, Jiangbei District, Chongqing, China (incorporated by reference to Exhibit 10.3 to Pay88's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

10.8
Sales Contract 3-2, dated July 3, 2006, between Chongqing Yinxin Realty Development Ltd. and Chongqing Qianbao Technology Ltd., for the purchase of offices located at No. 78 1st Yanghe Village, Jiangbei District, Chongqing, China (incorporated by reference to Exhibit 10,4 to Pay88's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

10.9
Sales Area Distribution Agreement of Rainbow Islands Digital Game Cards, between Pay88 and Chongqing Telecom Value-Added Service Center (incorporated by reference to Exhibit 10.9 to Pay88's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 16, 2007).

Exhibit No.	Description
10.10
Employment Agreement dated February 1, 2007, between Pay88 and Guo Fan (incorporated by reference to Exhibit 10.1 to Pay88's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

10.11
Employment Agreement dated February 1, 2007, between Pay88 and Tao Fan (incorporated by reference to Exhibit 10.2 to Pay88’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

10.12
Subscription Agreement dated September 12, 2007, between Pay88,Inc. and the Purchasers named on the signature page thereto (incorporated by reference to Exhibit 10.1 to Pay88’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2007).

10.13
Security Agreement dated September 12, 2007, between the Purchasers named on the signature page thereto (incorporated by reference to Exhibit 10.2 to Pay88’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2007).

10.14
Collateral Agent Agreement dated September 12, 2007 by and between the Purchasers named on the signature page thereto, Barbara R. Mittman, as Collateral Agent for the Purchasers, and Pay88, Inc. and Chongqing Qianbao Technology Ltd., as Debtors (incorporated by reference to Exhibit 10.3 to Pay88’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2007).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 30, 2008.

32.1	Certification pursuant to 18 U.S.C. SECTION 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 30, 2008.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2008.

PAY88, INC.

By:	/s/ Guo Fan
Name:	Guo Fan
Title:	President, Chief Executive Officer,
Chairman, and Director (Principal
Executive, Financial, and Accounting
Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Guo Fan	Director, President, Chief Executive Officer and Chairman	March 30, 2008
Name: Guo Fan
/s/ Tao Fan	Director and Chief Operating Officer	March 30, 2008
Name: Tao Fan
/s/ Gordon Preston	Secretary and Director	March 30, 2008
Name: Gordon Preston

/s/ Shiqing Fu	Director	March 30, 2008
Name: Shiqing Fu

PAY88, INC. AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	F-1 - F-2

Consolidated Balance Sheet as of December 31, 2007	F-3

Consolidated Statements of Operations for the year ended December 31, 2007 and for the period from April 24, 2006 (date of inception) to December 31, 2006	F-4

Consolidated Statements of Stockholders’ Equity for the period from April 24, 2006 (date of inception) to December 31, 2007	F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2007 and for the period from April 24, 2006 (date of inception) to December 31, 2006	F-6

Notes to Consolidated Financial Statements	F-7 - F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Pay88, Inc.
Barnstead, NH

We have audited the accompanying consolidated balance sheet of Pay88, Inc. and Subsidiary (the “Company”), as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pay88, Inc. and Subsidiary as of December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit as of December 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Managements’ plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSMLLP

New York, NY
March 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Pay88, Inc. (A Nevada Corporation)

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Pay88, Inc. and Subsidiary ("the Company") for the period April 24, 2006 (inception) to December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of the Company and their cash flows for the period April 24, 2006 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WOLINETZ, LAFAZAN & COMPANY, P.C.
WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
March 27, 2007

PAY88, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$124,108
Accounts receivable, net of allowance of $13,453	556,623
Inventories	476,308
Prepaid expense	656,674
Total Current Assets	1,813,713
Property and Equipment, Net	490,453
Other Assets
Deferred financing cost, net	112,019
TOTAL ASSETS	$2,416,185

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$406,043
Convertible notes payable, net of unamortized discount of $1,667,902	64,607
Loan payable - related parties	947,506
Total Current Liabilities	1,418,156

Long Term Liabilities:
Convertible notes payable, net of unamortized discount of $231,624	345,867

TOTAL LIABILITIES	1,764,023

Stockholders' Equity:

Preferred stock, $.001 par value; 5,000,000 shares authorized, Nil share issued and outstanding	-
Common stock, $.001 par value; 100,000,000 shares authorized, 30,766,667 shares issued and outstanding	30,767
Additional paid-in capital	12,153,261
Accumulated deficit	(11,603,243)
Accumulated other comprehensive income	71,377
Total Stockholders' Equity	652,162
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,416,185

The accompanying notes are an integral part of these consolidated financial statements.

PAY88, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2007	For the Period from April 24, 2006 (Date of Inception) to December 31, 2006
Net Sales	$8,394,409	$1,199,927
Cost of Sales	8,185,938	1,173,264
Gross Profit	208,471	26,663
Operating Expenses:
Common stock issued for consulting services	10,133,332	-
Payroll and related expenses	330,447	54,145
Professional fees	249,988	150,420
Selling expenses	24,369	25,733
Website development cost	-	18,049
Other general and administrative expenses	183,623	73,089
Total Operating Expenses	10,921,759	321,436
Loss From Operations	(10,713,288)	(294,773)
Other Income (Expenses):
Interest income	855	666
Interest expense	(528,832)	-
Interest expense - related parties	(35,117)	(3,657)
Other	(20,462)	-
Total Other Income (Expense)	(583,556)	(2,991)
Net Loss Before Income Tax	(11,296,844)	(297,764)
Provision for income tax	8,635	-
Net Loss	$(11,305,479)	$(297,764)

Net loss per share - basic and diluted	$(0.72)	$(0.03)

Weighted average shares outstanding - basic and diluted	15,597,717	10,090,040

Comprehensive Loss:
Net loss	$(11,305,479)	$(297,764)
Other comprehensive income	57,712	13,665
Comprehensive Loss	$(11,247,767)	$(284,099)

The accompanying notes are an integral part of these consolidated financial statements.

PAY88, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM APRIL 24, 2006 (DATE OF INCEPTION) TO DECEMBER 31, 2007

							Accumulated Other
	Preferred Stock		Common Stock		Paid - in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance - April 24, 2006	-	$-	-	$-	$-	$-	$-	$-
Proceeds from initial investment					362,790			362,790
Proceeds from an additional investment					358,705			358,705
Effect of recapitalization		-	10,000,000	10,000	(183,299)			(173,299)
Issuance of preferred stock in connection with merger acquisition	5,000,000	5,000			(5,000)			-
Issuance of 100,000 shares of common stock for services			100,000	100	2,400			2,500
Net loss for the period						(297,764)		(297,764)
Foreign currency translation adjustment							13,665	13,665
Balance - December 31, 2006	5,000,000	5,000	10,100,000	10,100	535,596	(297,764)	13,665	266,597
Relative fair value of warrants and beneficial conversion feature					1,500,000			1,500,000
Common stock issued for consulting services			6,666,667	6,667	10,126,665			10,133,332
Conversion of Series A preferred stocks to common stock	(5,000,000)	(5,000)	14,000,000	14,000	(9,000)			-
Net loss for the year						(11,305,479)		(11,305,479)
Foreign currency translation adjustment							57,712	57,712
Balance - December 31, 2007	-	$-	30,766,667	$30,767	$12,153,261	$(11,603,243)	$71,377	$652,162

The accompanying notes are an integral part of these consolidated financial statements.

PAY88, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2007	For the Period from April 24, 2006 (Date of Inception) to December 31, 2006
Cash Flows from Operating Activities:
Net loss	$(11,305,479)	$(297,764)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Bad debt expense	11,657	1,214
Depreciation and amortization	47,282	16,165
Amortization of deferred financing cost	28,256	-
Amortization of debt discount and cash discount	410,474	-
Common stock issued for consulting services	10,133,332	2,500
Changes in operating assets and liabilities
Increase in accounts receivable	(516,388)	(53,688)
Increase in inventories	(350,503)	(125,805)
Increase in prepaid expense	(610,918)	(45,756)
Increase in accounts payable	312,727	75,233
Net Cash Used in Operating Activities	(1,839,560)	(427,901)

Cash Flows from Investing Activities:
Capital expenditures	(26,501)	(503,165)
Effect of recapitalization	-	1,209
Net Cash Used in Investing Activities	(26,501)	(501,956)

Cash Flows from Financing Activities
Proceeds from issuance of registered capital stock	-	721,495
Proceeds from issuance of convertible debt	1,500,000	-
Deferred financing costs	(140,275)	-
Proceeds of loans payable - related parties	579,300	211,781
Net Cash Provided by Financing Activities	1,939,025	933,276

Effect of Exchange Rate Changes on Cash	34,060	13,665
Net Increase in Cash and Cash Equivalents	107,024	17,084
Cash and Cash Equivalents - Beginning of Period	17,084	-
Cash and Cash Equivalents - End of Period	$124,108	$17,084

Supplemental Cash Flow Information:
Interest Paid	$22,474	$-
Income taxes	$5,172	$-
Supplemental Disclosures of Cash Flow Information:
Non Cash Financing Activities:
Discount on Convertible Debt	$1,500,000	$-
Preferred Stocks (converted) Issued	$(5,000)	$5,000
Conversion of Series A Preferred Stocks to Common Stock	$14,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

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

The 5,000,000 shares of Pay88 Series A Preferred Stock was convertible into 14,000,000 shares of Pay88 common stock (see Note7). The holders of shares of Series A Preferred Stock were entitled to the number of votes equal to the number of shares of common stock into which such shares of Series A Preferred Stock could be converted. With the issuance of the 5,000,000 shares of Pay88 Series A Preferred Stock, Qianbao’s stockholders have voting control of Pay88 (approximately 58%) and therefore the acquisition was accounted for as a reverse acquisition. The combination of the two companies is recorded as a recapitalization of Qianbao pursuant to which Qianbao is treated as the continuing entity although Pay88 is the legal acquirer. Accordingly, the Company’s historical financial statements are those of Qianbao.

Qianbao was incorporated on April 24, 2006 in Chongqing, China. Qianbao is currently primarily engaged in the sale of prepaid online video game cards that allow the user to play online video games for designated allotted times. Qianbao also has undertaken steps/plans to build a web distribution platform to provide effective services for connecting diversified service providers and consumer product suppliers to retailers and consumers in the Chinese market. However, there can be no assurance that the Company will successfully accomplish these steps/plans and it is uncertain the Company will achieve a profitable level of operations from this new line of business due to limited resources of the Company and possible change of other economic factors in China.

Pay88, Inc. and Chongqing Qianbao Technology Ltd. are hereafter collectively referred to as (the “Company”).

Consolidation

The accompanying consolidated financial statements included the accounts of Pay88 (Parent) and its wholly owned subsidiary (“Qianbao”). All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 1 -   Basis of Presentation (Continued)

Going Concern

      The Company has incurred a net loss of $11,305,479, which included the common stock issued for consulting fees of $10,133,332 and amortization of debt discount and cash discount of $410,474, for the year ended December 31, 2007. In addition, the Company has incurred significant losses and had negative cash flow from operations since April 24, 2006 (date of inception) and has an accumulated deficit of $11,603,243 at December 31, 2007. Substantial portions of the losses are attributable to consulting and professional fees. Furthermore, the Company’s gross margin rate from its current operations was very low. It was approximately 2.5% and 2.2% in 2007 and 2006, respectively. These factors raised substantial doubt about the Company’s ability to continue as going concern.

There can be no assurance that sufficient funds will be generated during the next twelve months or thereafter from the Company’s current operations, or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

During 2007, the Company received net loans totaling $579,300 from its officers and shareholders, and net proceeds from convertible debt issuance of $1,359,725 after cash discount of $810,000 and finance cost of $140,275.

The Company has undertaken further steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond to address our lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company is planning to expand its current operations to increase its sales volume. The Company is also seeking for the opportunities to diversify its operations, which including other more profitable product lines and to improve its current gross margin. However, there can be no assurance that the Company can successfully accomplish these steps and or business plans, and it is uncertain that the Company will achieve a profitable level of operations and be able to obtain additional financing.

There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 -              Summary of Significant Accounting Policies

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents.

Allowance for Doubtful Account

                                The Company’s receivables primarily consist of accounts receivable from its prepaid online video game cards sales.  Accounts receivable are recorded at invoiced amount and generally do not bear interest.  Bad debts and allowances are provided based on historical experience, management’s evaluation of the outstanding accounts receivable and the estimated amount of probable losses due to the inability to collect from customers. The management periodically evaluates past due or delinquency of accounts receivable if any in evaluating its allowance for doubtful accounts. The Company had allowance for doubtful account of $13,453 at December 31, 2007.

Inventories

                Inventories consist primarily of purchased game cards. Inventories are carried at the lower of cost or market using the first-in, first-out method.

Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (R) (revised 2004) "Share-Based Payment" which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values. The Company does not have any employee stock options and employee stock purchases plans at December 31, 2007.

Property and Equipment

   Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Prepaid customer deposits and game credits in the amount of $2,359 were deferred until the credits are used as of December 31, 2007.

NOTE 2 -   Summary of Significant Accounting Policies (Continued)

Advertising Costs

                Advertising costs are expensed as incurred. Adverting costs amounted to $5,931 and $2,576 for the year ended December 31, 2007 and 2006 respectively.

Research and Development

In accordance with Statement of Accounting Standards No. 2, the Company expenses all research and development costs as incurred.

Segment Information

SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

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

Foreign Currency Translation

The financial statements of the Company are translated pursuant to SFAS No. 52 - “Foreign Currency Translation.” Qianbao is located and operated in China. The Chinese Yuan is the functional currency. The financial statements of Qianbao are translated to U.S. dollars using year-end exchange rates (published by the Federal Reserve Bank) for assets and liabilities, and average exchange rates (published by the Federal Reserve Bank) for revenues, costs and expenses. Translation gains and losses are deferred and recorded in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other that the functional currency are included in the consolidated results of operations. There is no material foreign currency transaction gain or loss for the years ended December 31, 2007 and 2006.

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

NOTE 2 -   Summary of Significant Accounting Policies (Continued)

Net Loss Per Common Share

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The common stock issued and outstanding has been included from April 24, 2006 (date of inception) with respect to the effect of recapitalization.

Diluted loss per share is computed similarly to basic loss per share except that it includes the potential dilution that could occur if dilutive securities were converted. Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (convertible debt - 2,310,000 and warrants - 4,620,000, at December 31, 2007 and 5,000,000 Series A convertible preferred stock at December 31, 2006), are anti-dilutive.

The diluted loss per share for the period from April 24, 2006 (Date of Inception) to December 31, 2006 has been restated from ($0.01) per share to ($0.03) per share. Restatements of diluted loss per share and weighted average fully diluted shares are as follows:

	For the Period from April 24, 2006 (Date of Inception) to December 31, 2006
	As Reported	As Restated
Net loss	$(297,764)	$(297,764)
Net loss per share - basic	$(0.03)	$(0.03)
Weighted average basic shares outstanding	10,090,040	10,090,040
Fully diluted loss per share	$(0.01)	$(0.03)
Weighted average fully diluted shares outstanding	24,090,040	10,090,040

Fair Value of Financial Instruments

All significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

NOTE 2 -   Summary of Significant Accounting Policies (Continued)

Long Lived Assets

The Company has adopted SFAS No. 144. “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The company evaluates the recoverability of long-lived assets based upon discounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No.144 also requires assets to be disposed or be reported at the lower of the carrying amount of fair value less costs to sell.

Debt and Equity Securities

The Company follows the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The Company classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading. These security classifications may be modified after acquisition only under certain specified conditions. Securities classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available for sale.

Held-to-maturity securities are measured at amortized cost. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.

Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holdings gains and losses are not included in earnings but are reported as a net amount(less expected tax) in a separate component of capital unless realized.

Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are included in earnings.

Declines in fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

Reclassifications

Certain reclassifications have been made to prior year’s consolidated financial statements notes thereto have been reclassified for comparative purposes to confirm with current year’s presentation. These reclassifications have no effect on previously reported results of operations.

NOTE 2 -  Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In June 2006, the FASB issued “Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109”, (“FIN No. 48”), which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company's tax returns. FIN No. 48 provides guidance on recognition, classification, presentation, and disclosure of unrecognized tax benefits. Fin No. 48 is effective for fiscal years beginning after December 15, 2006, The adoption of this statement have no material impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands fair value disclosures. The standard does not require any new fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. The adoption of this new standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” ("FSP 00-19-2"), which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In February, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect the adoption of this standard will have on the Company's financial position, results of operations or cash flows.

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

NOTE 2 -  Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3,“Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1,“Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 -   Inventories

Inventories consist of the following:

December, 31, 2007

Purchased game card	$476,308

All inventories are consisted of finished products. There was no valuation allowance for inventory loss at December 31, 2007 as most of the purchased inventories are sold within one month.

NOTE 4 -   Property and Equipment

Property and equipment is summarized as follows:

	Estimated	December 31,
	Useful Lives	2007
Office Units and Improvement	31	$420,830
Furnitures and Fixtures	5	8,878
Office Equipment	3	89,987
Software	3	30,785
Automobile	5	6,783
		557,263
Less: Accumulated Depreciation		66,810
		$490,453

Depreciation expense was $47,282 and $16,165 for the years ended December 31, 2007 and 2006, respectively.

The Company purchased three units of office space in July 2006 in Chongqing China. In the People’s Republic of China, land is owned by the State. The right for the Company to use the land expires in 2037 and may be extended at that time. Accordingly, the office units and improvement represent those costs related to the buildings and improvement.

NOTE 5 -  Loans Payable - Related Parties

Loans payable to related parties consist of the following:

December 31,
2007
Chief Executive Officer of the Company bearing interest at 5% per annum, payable on demand	$444,725

Chief Operating Officer of the Company bearing interest at 6% (2007) per annum payable on demand	422,396

Chief Executive Officer of the Company bearing interest at 5% per annum, payable on August 31, 2008	80,385

Total loan payable - related parties	947,506
Less: current portion:	947,506
Long-term portion	$-

NOTE 6 -               Convertible Debt

Convertible debt consists of the following:

December 31,
2007
Convertible notes payable net of unamortized discount of $1,899,526	$410,474
Less: current portion	64,607
Long term portion	$345,867

On September 12, 2007, the Company entered into Subscription Agreements (the "Subscription Agreements") with 3 investors ("Purchasers"), for the purchase and sale of $1,155,000 of Secured Convertible Promissory Notes of the Company (the “Notes”) for the aggregate purchase price of $750,000 (the “Note Financing”). The Company received net proceeds from the issuance of the Notes of $652,237.

On October 31, 2007, the Company entered into a Second Subscription Agreements (the "Subscription Agreements") with the same 3 investors ("Purchasers") dated September 12, 2007, for the purchase and sale of $1,155,000 of Secured Convertible Promissory Notes of the Company (the second “Notes”) for the aggregate purchase price of $750,000 (the “Note Financing”). The Company received net proceeds from the issuance of the Notes of $707,488.

NOTE 6 -  Convertible Debt (Continued)

Both of the Notes bear interest at the rate of prime plus 4% per annum (11.75% per annum at December 31, 2007), payable in either (a) cash equal to 110% of 8.33% of the initial principal amount or (b) absent any event of default, in shares of the Company’s common stock at the lesser of (i) $1.00 per share or (ii) 80% of the average of the closing bid prices of the Company’s common stock for the 20 trading days preceding the payment date at the option of the Company. Said payments commence on March 12, 2008 and all accrued but unpaid interest and any other amounts due thereon is due and payable on March 12, 2009, or earlier upon acceleration following an event of default, as defined in the Notes.

All principal and accrued interest on the both Notes are convertible into shares of the Company’s common stock at the election of the Purchasers at any time at the conversion price of $1.00 per share, subject to adjustment for certain issuances, transactions or events that would result in “full ratchet” dilution to the holders.

Both Notes contained same default events which, if triggered and not timely cured (if curable), will result in a default interest rate of an additional 5% per annum. The Notes also contain antidilution provisions with respect to certain securities issuances, including the issuances of stock for less than $1.00 per share. In addition, the Company has to pay the Purchasers 120% plus accrued interest of the outstanding principal amount if the Company is no longer listed on the Bulletin Board, sells substantially all of its assets or Guo Fan is no longer the Chief Executive Officer.

As part of the financing, the Company also issued to the Purchasers an aggregate of 2,310,000 Class A Common Stock Purchase Warrants and 2,310,000 Class B Common Stock Purchase Warrants. (1,155,000 Class A Common Stock Purchase Warrants and 1,155,000 Class B Common Stock Purchase Warrants on each notes). The Class A Warrants are exercisable at a price of $0.81 per share at any time until September 12, 2012 and the Class B Warrants are exercisable at a price of $1.13 per share at any time until September 12, 2012. The warrants include a cashless exercise provision which is triggered after March 12, 2008 as well as “full ratchet” antidilution provisions with respect to certain securities issuances.

The option of each Purchaser, conversion of the Notes, or exercise of the Warrants, is subject to the restriction that such conversion or exercise, does not result in the Purchaser beneficially owning at any one time more that 4.99% of the Company’s outstanding shares of common stock.

Payment of the Notes along with the Company’s other obligations to the Purchasers is secured by all the assets of the Company and of its wholly-owned subsidiary Chongqinq Qianbao Technology Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Qianbao”). Such obligations are also secured by a pledge of all the shares the Company holds in Qianbao and the Company’s 13,860,000 shares of common stock which was converted from 4,950,000 shares of Series A Preferred Stock during 2007 (see Note 1 and 7), as well as personal guaranties of Guo Fan, the Chief Executive Officer and a director of the Company, and by Tao Fan, the Chief Executive Officer of Qianbao and Chief Operating Officer and a director of the Company.

NOTE 6 -  Convertible Debt (Continued)

In connection with the transaction, the Company agreed to prepare and file with the Securities and Exchange Commission within 30 days following the closing a registration statement on Form SB-2 for the purpose of registering for resale all of the shares of common stock underlying the Notes, If the Company fails to file such registration statement within such time, or if the registration statement is not declared effective within 91 days from September 16, 2007, the Company must pay monthly liquidated damages in cash equal to 2% of the principal amount of the Notes and purchase price of the Warrants. The Purchasers were also granted standard piggyback registration rights along with certain demand registration rights. The registration statement on Form SB-2 was declared effective as of October 30, 2007.

In connection with the first and second convertible debts, the Company recorded a cash discount of $810,000 and deferred finance costs of $140,275. Such deferred finance costs are being amortized over the life of the related debt. The Company also recorded a deferred debt discount in the amount of $1,500,000 to reflect the beneficial conversion feature of the convertible debt and the value of the warrants. The beneficial conversion feature was recorded pursuant to Emerging Issues Task Force (“EITF”) 00-27: “Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments”. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded the amount of $333,533 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants $1,166,467 was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as addition to paid-in capital.

The Company is amortizing the discounts over the term of the debt. Amortization of the cash and debt discount for the year ended December 31, 2007 was $410,474, and this amortization is reported as a component of interest expense. Amortization of deferred finance costs amounted to $28,256 and is reported as a component of interest expense.

NOTE 7 -  Commitments and Contingencies

Country Risk

As the Company’s principal operations are conducted in the People’s Republic of China (the “PRC”), the Company is subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These risks include, among others, risks associated with the political, economic and legal environments and foreign currency exchange limitations encountered in the PRC. The Company’s results of operations may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, among other things.

In addition, all of the Company’s transactions undertaken in the PRC are denominated in Chinese Yuan Renminbi (CNY), which must be converted into other currencies before remittance out of the PRC may be considered. Both the conversion of CNY into foreign currencies and the remittance of foreign currencies abroad require the approval of the PRC government.

Yahu Agreement

                                On August 3, 2005, the Company entered into a five year agreement with Chongqing Yahu Information Limited (“Yahu”). Yahu is a Chinese corporation formed by Mr. Tao Fan, a brother of Mr. Guo Fan, a significant stockholder, director and officer of the Company. As a result of the Share Purchase Agreement (see Note 1) Yahu owns 4,950,000 shares of Pay88 Series A Preferred Stock (see Note 7), representing approximately 53% voting control. The Agreement provides for two services to be provided to the Company by Yahu. The first service is the provision of all proprietary software needed to effectuate fund transfers business for customers between the U.S. and China. The second service to be provided is technical assistance in the areas of installation and future product support. This support includes assistance with all technical aspects of the software as well as problem resolution and general inquiries. Both of these services are to be provided to the Company by Yahu for a licensing fee that is based upon 20% of the gross fund transfer revenues. The use of the software will enable the Company to provide wire transfers from the U.S. to China. Although this agreement is in force, it has been dormant and we are presently not engaged and or inactive in the money transfer business.

NOTE 7 -  Commitments and Contingencies (Continued)

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

Pursuant to the Share Purchase Agreement (see Notes 1), on September 5, 2006, 5,000,000 shares of Pay88 Series A Convertible Preferred Stock was issued to the stockholders of Qianbao in exchange for 100% of the registered capital of Qianbao. The 5,000,000 shares of Pay88 Series A Preferred Stock was convertible into 14,000,000 shares of Pay88 common stock. The holders of shares of Series A Preferred Stock were entitled to the number of votes equal to the number of shares of common stock into which such shares of Series A Preferred Stock could be converted.

On October 3, 2007, the Company issued 14,000,000 shares of common stock upon conversion of 5,000,000 shares of its Series A Convertible Preferred Stock. Each share of Series A Preferred Stock was converted into 2.8 shares of the Company’s common stock.

On September 11, 2007, the Company issued an aggregate of 6,666,667 shares of common stock to TVH Limited, a Netherlands Limited Company, in consideration for the past services rendered, and 1,333,333 to our attorney, who subsequently returned his shares to the Company for cancellation. TVH Limited subsequently transferred its shares to 5 individuals. These issuances were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder. The shares issued in consideration for services rendered were valued at $10,133,332, based on the price of our stock on the date of issuance.

NOTE 8 -  Stockholders’ Equity (Continued)

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

Note 9:      Option and Warrants

Warrants

A summary of the status of the Company’s warrants is presented below:

	Date of Issuance	Number of Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2007		-	$-
Issued, Class A warrants	9/12/2007	1,155,000	0.81
Issued, Class B warrants	9/12/2007	1,155,000	1.13
Issued, Class A warrants	10/31/2007	1,155,000	0.81
Issued, Class B warrants	10/31/2007	1,155,000	1.13
Oustanding, December 31, 2007		4,620,000	$0.97

Warrants outstanding and exercisable by price range as of December 31, 2007:

Range of	Class	Number	Average Weighted Remaining Contractual Life in Yrs	Exercise Price	Number	Weighted Average Exercise Price
$0.81	A	2,310,000	4.71	$0.81	2,310,000	$0.81
$1.13	B	2,310,000	4.71	1.13	2,310,000	$1.13
		4,620,000		$0.97	4,620,000	$0.97

The Company issued 4,620,000 warrants in connection with the sale of $2,310,000 principal convertible promissory notes. These warrants were valued at approximately $5,334,000 of which $1,166,467 was recorded as reduction to the carrying amount of convertible debt as debt discount to be amortized over the life of the related debt.

Note 9:      Option and Warrants (Continued)

The fair value of these warrants and significant assumptions used to determine the fair values, using a Black-Scholes option pricing model are as follows:

For the year ended December 31, 2007:

Significant assumptions:
Risk-free interest rate at grant date	4.11% and 4.16%
Expected stock price volatility	192.04%
Expected dividend payout	-
Expected option life-years	5

NOTE 10 -            Related Party Transactions

Accounts Payable

Accrued interest payable related to the loans due to the two officers (see Note 5) have been included in accounts payable, which amounted to $29,599 at December 31, 2007.

Accrued salary payable to the CEO of the Company was $91,667 at December 31, 2007.

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

NOTE 11 -  Concentration of Credit Risk

The Company maintains cash balances in various banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear a risk if any of these banks become insolvent. As of December 31, 2007, the Company’s uninsured cash balance was $124,108.

NOTE 12 -  Income Taxes

The provision for income tax in the amount of $8,635 related to foreign income tax incurred and or paid to the Chinese tax agent. The Company’s income tax was assessed on the base of 13% of gross profit during 2007, which multiplied by the applicable tax brackets.

At December 31, 2007, the Company had available a net-operating loss carry-forward for Federal tax purposes of approximately $509,000, which may be applied against future taxable income, if any, through 2025 to 2027. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

At December 31, 2007, the Company had available foreign net-operating loss carryforward of approximately $770,000, which may be applied against future foreign taxable income, if any, through 2011 to 2012. The utilization of the foreign tax loss carryforwards are subject to the tax regulations of China, which, among other things, may require approval by the regulation agency of the utilization.

At December 31, 2007, the Company has deferred tax assets of approximately $428,000 representing the benefit of its federal, state and foreign net operating loss carry-forwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $242,000.

NOTE 13 -   Subsequent Event

   As of March 12, 2008, the Company owed an aggregate of $109,255, which represents accrued interests and principal payments due on the convertible promissory notes. On March 11, 2008, the three accredited investors agreed that such payments will not be due until March 26, 2008. As of March 26, 2008, the Company has paid $65,000 to the notes holders, such payments representing principal and accrued interest on the promissory notes as part of the first installment. We have recently agreed to pay an additional $64,255 (which includes a $20,000 fee) and are in negotiations with the investors for the total redemption of the notes and warrants.

On March 4, 2008, the Board has determined that it is in the best interests of the Company to raise up to $12,150,000 in capital pursuant to a private placement held under Regulation S promulgated under the Securities Act of 1933, as amended (the “Act”) by offering for sale up to 9,000,000 shares of the Company’s common stock at a purchase price of $1.35 per share. As of March 26, 2008, the Company has received gross proceeds of approximately $1,000,000 representing approximately 741,000 shares in connection with this private placement and the execution of formal agreement is in process. If we do not raise at least $2,500,000 and still desire to redeem the secured convertible promissory notes and warrants, we would be required to use our limited working capital and additional loans from our officers or directors to redeem said notes and warrants. There can be no assurance that the Company can successfully complete such private placement and or obtain additional loans from our officers or directors, and it is uncertain that the required funds will be available to the Company on satisfactory terms and conditions, if at all.