Form 10-Q
period 2008-03-31
PAY88
filed 2008-05-14
CIK 1338360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

࿠    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 0-51793

PAY88, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of incorporation)	20-3136572 (IRS Employer ID Number)

North Barnstead Road, Barnstead, NH 03225
(Address of principal executive offices)

(603) 776-6044
(Issuer's telephone number)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

PAY88, INC. AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	F-2

Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 (Unaudited)	F-3

Condensed Consolidated Statements of Stockholders’ Equity Year ended December 31, 2007 and the three months ended March 31, 2008 (Unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (Unaudited)	F-5

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6 - F-17

PAY88, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$228,056	$124,108
Accounts receivable, net of allowance of $15,162 and $13,453 as of March 31,2008 and December 31, 2007, respectively	924,681	556,623
Inventories	517,571	476,308
Prepaid expense	604,651	656,674
Total Current Assets	2,274,959	1,813,713
Property and Equipment, Net	499,402	490,453
Other Assets
Deferred financing cost - net	76,871	112,019
TOTAL ASSETS	$2,851,232	$2,416,185

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$502,455	$406,043
Convertible notes payable, net of unamortized discount of $1,418,527 and $1,667,902 as of March 31, 2008 and December 31, 2007, respectively	826,473	64,607
Loan payable - related parties	639,363	947,506
Investor deposits	84,264	-
Customer advance	2,447	-
Total Current Liabilities	2,055,002	1,418,156
Long Term Liabilities:
Convertible notes payable, net of unamortized discount of $0 and $231,624 as of March 31, 2008 and December 31, 2007, respectively	-	345,867
TOTAL LIABILITIES	2,055,002	1,764,023

Stockholders' Equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized, Nil share issued and outstanding as of March 31, 2008 and December 31, 2007	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 31,499,273 shares and 30,766,667 shares as of March 31, 2008 and December 31, 2007, respectively, issued and outstanding	31,500	30,767
Additional paid-in capital	12,904,367	12,153,261
Accumulated deficit	(12,288,222)	(11,603,243)
Accumulated other comprehensive income	148,585	71,377
Total Stockholders' Equity	796,230	652,162
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,851,232	$2,416,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAY88, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2008	2007
Net Sales	$5,504,080	$1,102,781
Cost of Sales	5,371,984	1,087,374
Gross Profit	132,096	15,407
Operating Expenses:
Payroll and related expenses	93,809	59,525
Professional fees	69,329	28,358
Selling expenses	1,941	3,812
Website development cost	-	13,598
Other general and administrative expenses	54,139	40,527
Total Operating Expenses	219,218	145,820
Loss From Operations	(87,122)	(130,413)
Other Income (Expenses):
Interest income	479	78
Interest expense	(584,197)	-
Interest expense - related parties	(10,631)	(3,594)
Total Other Income (Expense)	(594,349)	(3,516)
Net Loss Before Income Tax	(681,471)	(133,929)
Provision for income tax	3,508	900
Net Loss	$(684,979)	$(134,829)

Net loss per share - basic and diluted	$(0.02)	$(0.01)
Weighted average shares outstanding - basic and diluted	30,782,768	10,100,000
Comprehensive Loss
Net loss	$(684,979)	$(134,829)
Other comprehensive income	77,208	4,550
Comprehensive Loss	$(607,771)	$(130,279)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAY88, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2007 AND THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

	Preferred Stock		Common Stock		Paid - in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance - December 31, 2006	5,000,000	$5,000	10,100,000	$10,100	$535,596	$(297,764)	$13,665	$266,597
Relative fair value of warrants and beneficial conversion feature					1,500,000			1,500,000
Common stock issued for consulting services			6,666,667	6,667	10,126,665			10,133,332
Conversion of Series A preferred stocks to common stock	(5,000,000)	(5,000)	14,000,000	14,000	(9,000)			-
Net loss for the year						(11,305,479)		(11,305,479)
Foreign currency translation adjustment							57,712	57,712
Balance - December 31, 2007	-	-	30,766,667	30,767	12,153,261	(11,603,243)	71,377	652,162
Regulation S offering			732,606	733	988,285			989,018
Regulation S offering cost					(237,179)			(237,179)
Net loss - three months ended March 31, 2008						(684,979)		(684,979)
Foreign currency translation adjustment							77,208	77,208
Balance - March 31, 2008 (Unaudited)	-	$-	31,499,273	$31,500	$12,904,367	$(12,288,222)	$148,585	$796,230

The accompanying notes are an integral part of these unauditd condensed consolidated financial statements.

PAY88, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2008	2007
Cash Flows from Operating Activities:
Net loss	$(684,979)	$(134,829)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Bad debt expense	1,143	758
Depreciation expense	14,669	10,815
Amortization of deferred financing cost	35,148	-
Amortization of debt discount and cash discount	480,999	-
Changes in operating assets and liabilities
Increase in accounts receivable	(369,767)	(17,584)
(Increase) decrease in inventories	(41,263)	16,865
Decrease (increase) in prepaid expense	52,023	(18,073)
Increase in accounts payable	98,859	31,994
Increase in deferred income	-	2,150
Net Cash Used in Operating Activities	(413,168)	(107,904)

Cash Flows from Investing Activities:
Capital expenditures	(9,647)	(11,684)
Net Cash Used in Investing Activities	(9,647)	(11,684)

Cash Flows from Financing Activities
Proceeds from Regulation S offering	989,018	-
Proceeds from investor deposits	84,264	-
Cost of Regulation S offering	(237,179)	-
Repayment of convertible notes payable	(65,000)	-
(Repayment) proceeds of loans payable - related parties	(308,143)	131,375
Net Cash Provided by Financing Activities	462,960	131,375

Effect of Exchange Rate Changes on Cash	63,803	(951)
Net Increase in Cash and Cash Equivalents	103,948	10,836
Cash and Cash Equivalents - Beginning of Period	124,108	17,084

Cash and Cash Equivalents - End of Period	$228,056	$27,920

Supplemental Cash Flow Information:
Interest Paid	$-	$-
Income taxes	$-	$414

Supplemental Disclosures of Cash Flow Information:
Non Cash Financing and Investing Activities	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAY88, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Description of Business and Basis of Presentation

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

The 5,000,000 shares of Pay88 Series A Preferred Stock was convertible into 14,000,000 shares of Pay88 common stock (see Note8). The holders of shares of Series A Preferred Stock were entitled to the number of votes equal to the number of shares of common stock into which such shares of Series A Preferred Stock could be converted. With the issuance of the 5,000,000 shares of Pay88 Series A Preferred Stock, Qianbao’s stockholders have voting control of Pay88 (approximately 58%) and therefore the acquisition was accounted for as a reverse acquisition. The combination of the two companies is recorded as a recapitalization of Qianbao pursuant to which Qianbao is treated as the continuing entity although Pay88 is the legal acquirer. Accordingly, the Company’s historical financial statements are those of Qianbao.

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

NOTE 1 – Basis of Presentation (Continued)

Going Concern

The Company has incurred a net loss of $684,979, which included the amortization of deferred financing cost and amortization of debt discount and cash discount of $516,147 for the three months ended March 31, 2008. In addition, the Company has incurred significant losses and had negative cash flow from operations since April 24, 2006 (date of inception) and has an accumulated deficit of $12,288,222 at March 31, 2008. Substantial portions of the losses are attributable to consulting and professional fees. Furthermore, the Company’s gross margin rate from its current operations was very low. It was approximately 2.4% and 1.4% in three months ended March 31, 2008 and 2007, respectively. These factors raised substantial doubt about the Company’s ability to continue as going concern.

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

During the three months ended March 31, 2008, the Company received net proceeds totaling $836,103 from its regulation S offering after the payment of the offering cost of $237,179.

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

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Reclassifications

Certain items in these unaudited condensed consolidated financial statements have been reclassified to confirm to the current period’s presentation.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements " ("SFAS No. 157" ) and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"). In February 2008, the Financial Accounting Standards Board (the "FASB") issued FASB Staff Position ("FSP") 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We have not yet determined the impact that the implementation of FSP 157-2 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows. The partial adoption of SFAS No. 157 and the adoption of SFAS No. 159 did not have a material impact on the Company's condensed consolidated financial statements.

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, "Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies" ("SOP 07-1"). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the "Audit Guide"). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

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

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, "Accounting for Collaborative Arrangements" (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity's rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on its financial position, results of operations or cash flows.

Recent Accounting Pronouncements (Continued)

In March 2008, the FASB" issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company has not yet evaluated the potential impact of adopting SFAS No. 161 on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 – Interim Financial Statements

The unaudited condensed financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. In the opinion of management, the unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows for the periods ended March, 2008 and 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10K filed on March 31, 2008 with SEC.

The condensed consolidated financial statements as December 31, 2007 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

NOTE 3 - Net Loss Per Common Share

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.

NOTE 3 - Net Loss Per Common Share (Continued)

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similarly to basic loss per share except that it includes the potential dilution that could occur if dilutive securities were converted. Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (convertible debt - 2,310,000 and warrants - 4,620,000, at March 31, 2008 and 5,000,000 Series A convertible preferred stock at March 31, 2007), are anti-dilutive.

The weighted average fully diluted shares outstanding for the three months ended March 31, 2007 has been restated from 24,100,000 shares to 10,100,000 shares, which has no material impact to the fully diluted loss per share.

NOTE 4 - Inventories

Inventories consist of the following:
	March 31, 2008	December 31, 2007
	(Unaudited)

Purchased game card	$517,571	$476,308

All inventories are consisted of finished products. There was no valuation allowance for inventory loss at March 31, 2008 and December 31, 2007 as most of the purchased inventories are sold within one month.

NOTE 5 - Property and Equipment

Property and equipment is summarized as follows:
	Estimated	March 31,	December 31,
	Useful Lives	2008	2007
		(Unaudited)
Office Units and Improvement	31	$437,775	$420,830
Furnitures and Fixtures	5	9,236	8,878
Office Equipment	3	95,555	89,987
Software	3	34,233	30,785
Automobile	5	7,056	6,783
		583,855	557,263
Less: Accumulated Depreciation		84,453	66,810
		$499,402	$490,453

Depreciation expense was $14,669 and $10,815 for the three months ended March 31, 2008 and 2007, respectively.

The Company purchased three units of office space in July 2006 in Chongqing China. In the People’s Republic of China, land is owned by the State. The right for the Company to use the land expires in 2037 and may be extended at that time. Accordingly, the office units and improvement represent those costs related to the buildings and improvement.

NOTE 6 - Convertible Debt

Convertible debt consists of the following:
	March 31,	December 31,
	2008	2007
	(Unaudited)
Convertible notes payable net of unamortized discount of $1,418,527 and $1,899,526, respectively	$826,473	$410,474
Less: current portion	826,473	64,607
Long term portion due after one year	$-	$345,867

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

Both of the Notes bear interest at the rate of prime plus 4% per annum (10.00% per annum at March 31, 2008), payable in either (a) cash equal to 110% of 8.33% of the initial principal amount or (b) absent any event of default, in shares of the Company’s common stock at the lesser of (i) $1.00 per share or (ii) 80% of the average of the closing bid prices of the Company’s common stock for the 20 trading days preceding the payment date at the option of the Company. Said payments commence on March 12, 2008 and all accrued but unpaid interest and any other amounts due thereon is due and payable on March 12, 2009, or earlier upon acceleration following an event of default, as defined in the Notes.

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

NOTE 6 - Convertible Debt (Continued)

The option of each Purchaser, conversion of the Notes, or exercise of the Warrants, is subject to the restriction that such conversion or exercise, does not result in the Purchaser beneficially owning at any one time more that 4.99% of the Company’s outstanding shares of common stock.

Payment of the Notes along with the Company’s other obligations to the Purchasers is secured by all the assets of the Company and of its wholly-owned subsidiary Chongqinq Qianbao Technology Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Qianbao”). Such obligations are also secured by a pledge of all the shares the Company holds in Qianbao and the Company’s 13,860,000 shares of common stock which was converted from 4,950,000 shares of Series A Preferred Stock during 2007 (see Note 8), as well as personal guaranties of Guo Fan, the Chief Executive Officer and a director of the Company, and by Tao Fan, the Chief Executive Officer of Qianbao and Chief Operating Officer and a director of the Company.

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

In connection with the first and second convertible debts, the Company recorded a cash discount of $810,000 and deferred finance costs of $140,275. Such deferred finance costs are being amortized over the life of the related debt. The Company also recorded a deferred debt discount in the amount of $1,500,000 to reflect the beneficial conversion feature of the convertible debt and the value of the warrants. The beneficial conversion feature was recorded pursuant to Emerging Issues Task Force (“EITF”) 00-27: “Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments”. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded the amount of $333,533 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants $1,166,467 was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as addition to paid-in capital. Unamortized amount of beneficial conversion feature and relative fair value of the warrants was $965,261 at March 31, 2008.

The Company is amortizing the discounts over the term of the debt. Amortization of the debt and cash discount for the three months ended March 31, 2008 was $480,999, and this amortization is reported as a component of interest expense. Amortization of deferred finance costs amounted to $35,148 and is reported as a component of interest expense.

The Company commenced the repayment of notes and interests on March 19, 2008 and paid $65,000 to the note holders, such payments representing the loan principal only. The unpaid notes balance is $2,245,000 at March 31, 2008. The Company is in negotiations with the investors for the total redemption of notes and warrants.

NOTE 7 - Loans Payable – Related Parties

Loans payable to related parties consist of the following:

	March 31,	December 31,
	2008	2007
	(Unaudited)
Chief Executive Officer of the Company bearing interest at 5% per annum, payable on demand	$444,725	$444,725
Chief Operating Officer of the Company bearing interest at 6% per annum payable on demand	114,253	422,396
Chief Executive Officer of the Company bearing interest at 5% per annum, payable on August 31, 2008	80,385	80,385
Total loan payable - related parties	639,363	947,506
Less: current portion	639,363	947,506
Long-term portion	$-	$-

NOTE 8 - Commitments and Contingencies

Country Risk

As the Company's principal operations are conducted in the People’s Republic of China (the “PRC”), the Company is subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These risks include, among others, risks associated with the political, economic and legal environments and foreign currency exchange limitations encountered in the PRC. The Company's results of operations may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, among other things.

In addition, all of the Company's transactions undertaken in the PRC are denominated in Chinese Yuan Renminbi (CNY), which must be converted into other currencies before remittance out of the PRC may be considered. Both the conversion of CNY into foreign currencies and the remittance of foreign currencies abroad require the approval of the PRC government.

Yahu Agreement

On August 3, 2005, the Company entered into a five year agreement with Chongqing Yahu Information Limited (“Yahu”). Yahu is a Chinese corporation formed by Mr. Tao Fan, a brother of Mr. Guo Fan, a significant stockholder, director and officer of the Company. As a result of the Share Purchase Agreement (see Note 1) Yahu owns 4,950,000 shares of Pay88 Series A Preferred Stock (see Note 8), representing approximately 53% voting control. The Agreement provides for two services to be provided to the Company by Yahu. The first service is the provision of all proprietary software needed to effectuate fund transfers business for customers between the U.S. and China. The second service to be provided is technical assistance in the areas of installation and future product support. This support includes assistance with all technical aspects of the software as well as problem resolution and general inquiries. Both of these services are to be provided to the Company by Yahu for a licensing fee that is based upon 20% of the gross fund transfer revenues. The use of the software will enable the Company to provide wire transfers from the U.S. to China. Although this agreement is in force, it has been dormant and we are presently not engaged and or inactive in the money transfer business.

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

Pursuant to the Share Purchase Agreement (see Notes 1), on September 5, 2006, 5,000,000 shares of Pay88 Series A Convertible Preferred Stock was issued to the stockholders of Qianbao in exchange for 100% of the registered capital of Qianbao. The 5,000,000 shares of Pay88 Series A Preferred Stock was convertible into 14,000,000 shares of Pay88 common stock. Each share of Series A Preferred Stock was converted into 2.8 shares of the Company’s common stock on October 3, 2007.

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

On March 4, 2008, the Company has determined to raise up to $12,150,000 in capital pursuant to a private placement held under Regulation S promulgated under the Securities Act of 1933, as amended (the “Act”) by offering for sale up to 9,000,000 shares of the Company’s common stock at a purchase price of $1.35 per share. As of March 31, 2008, the Company has issued 732,606 shares to nine subscribers and received gross proceeds of $989,018. In addition, the Company received deposits of $84,264 from subscribers as of March 31, 2008, representing 62,418 shares signed on April 16, 2008. The cost in connection with this private placement totaled $237,179, representing the finder fee, commissions and legal fees incurred and paid as of March 31, 2008.

NOTE 9 - Stockholders’ Equity (Continued)

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

Note 10 - Option and Warrants

Warrants

A summary of the status of the Company’s warrants is presented below:
	Date of Issuance	Number of Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2007		-	$-
Issued, Class A warrants	9/12/2007	1,155,000	0.81
Issued, Class B warrants	9/12/2007	1,155,000	1.13
Issued, Class A warrants	10/31/2007	1,155,000	0.81
Issued, Class B warrants	10/31/2007	1,155,000	1.13
Oustanding, March 31, 2008 and December 31, 2007		4,620,000	$0.97

Warrants outstanding and exercisable by price range as of March 31, 2008:
Range of	Class	Number	Average Weighted Remaining Contractual Life in Yrs	Exercise Price	Number	Weighted Average Exercise Price
$ 0.81	A	2,310,000	4.46	$0.81	2,310,000	$0.81
$ 1.13	B	2,310,000	4.46	1.13	2,310,000	$1.13
		4,620,000		$0.97	4,620,000	$0.97

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

NOTE 11 - Related Party Transactions

Accounts Payable

Accrued interest payable related to the loans due to the officers (see Note 7) have been included in accounts payable, which amounted to $57,592 and $29,599 at March 31, 2008 and December 31, 2007, respectively.

Accrued salary payable to the CEO of the Company was $116,667 and $91,667 at March 31, 2008 and December 31, 2007, respectively.

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

NOTE 12 - Concentration of Credit Risk

The Company maintains cash balances in various banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear a risk if any of these banks become insolvent. As of March 31, 2008, the Company’s uninsured cash balance was $228,056.

NOTE 13 - Income Taxes

The provision for income tax in the amount of $3,508 and $900 for the three months ended March 31, 2008 and 2007 were related to foreign income tax incurred and or paid to the Chinese tax agent. The Company’s income tax was assessed on the base of 13% of gross profit, which multiplied by the applicable tax brackets.

NOTE 14 - Subsequent Event

During April 2008, the Company paid $64,255 to the three note holders, such payments representing the balance of principal repayment due as of March 12, 2008 (with respect to the September 12, 2007 Note only), accrued interest on the promissory notes as part of the first installment and one time fees of $20,000.

On April 14, 2008, the Company entered into a Letter Agreement with the three note holders, pursuant to which the parties agreed to change the repayment date on the September 12, 2007 Notes and the October 31, 2007 Notes to the 20th day of each month, commencing April 20, 2008, until the principal amount of each note has been paid in full, whether in cash or by the conversion of such principal amount into common stock, pursuant to the terms thereof.

During April 2008, the Company issued additional 287,418 shares in the private placement under the Regulation S (See Note 9) and received gross proceeds of $388,014, which included the investor deposits of $84,264 received in March. The Company issued 1,020,024 shares and received gross proceeds of $1,377,032 in total as of April 30, 2008. There can be no assurance that the Company can successfully complete its goal of selling up to 9,000,000 shares in the private placement and it is uncertain that the required funds will be available to the Company on satisfactory terms and conditions, if at all.

On May 2008, the Company paid $28,000 to one note holder, such payment representing the principal repayment and accrued interest owed to that note holder as of April 20, 2008, as the second installment on the September 12, 2007 Notes and the first installment on the October 31, 2007 Notes.

The Company owes $182,000 to two note holders, such amount represents the principal repayment amount and accrued interest owned to such note holders as of April 20, 2008, as the second installment on the September 12, 2007 Notes and the first installment on the October 31, 2007 Notes.

We are currently in negotiations with the three accredited investors for the total redemption of the notes and warrants.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form SB-2, and Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 16, 2007 and March 31, 2008, respectively. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Business Overview

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

Our Business

Through our subsidiary, Qianbao, we are primarily engaged in the sale of multi player online game cards through Qianbao's websites, www.iamseller.com, and www.17logo.com. While we also engage in the sale of prepaid telephone cards and over 800 software products, including cooking and language software, the sale of such products represents an insignificant percentage of our gross revenues during the quarter ended March 31, 2008. We have decided to focus all of our resources on the development of the multi player online game cards business, in addition to the development of our web distribution platform during the next 12 months. We presently have no intention to engage in the money transfer business. Nonetheless, we may in the future resume our plans to develop the money transfer business, as discussed below.

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

While Qianbao is planning to manufacture its own multiplayer online games in the future, Qianbao does not currently manufacture any of the products offered for sale on its website. Qianbao purchases such products from third-party suppliers and resells them on its websites. Qianbao also arranges with some third-party suppliers to make their products available for sale on Qianbao’s website, and Qianbao earns a commission on such sales. Such commission is a percentage of the revenues generated from such sales. The specific amount of such percentage is negotiated between Qianbao and each such supplier, but generally ranges from 1% to 5%. We have arranged for the following companies to supply products to be sold on Qianbao's website: Shandong Tianfu Online Platform (supplier of game cards); Sifang Online Distribution Platform (supplier of game cards); Chongqing Digital World (supplier of phone cards); Chongqing E Net Chongqing Sifang (supplier of phone cards); Chongqing Taoxing (supplier of study cards); and Chongqing Dezheng Technology Development. No individual supplier alone is material to our current business. Since the inception of our operations, including during the three months ended March 31, 2008, the commission generated from the sale of prepaid telephone cards and study cards represented an insignificant percentage of our gross revenues.

Qianbao has many competing companies which have financial, technical and marketing resources significantly greater than those of Qianbao. Qianbao's major competitors include Taoxing, Hongde, Hoyodo, Yun Web, Cobuy, Jun Web, and China card Net. All of these competitors have been in operation for over two years, while we began our business during 2006.

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

Results of Operations

Comparison of Three Months Period Ended March 31, 2008 and 2007.

For the quarter ended March 31, 2008, net sales was $5,504,080, the cost of sales was $5,371,984, and the gross profit was $132,096. In comparison, for the quarter ended March 31, 2007, net sales was $1,102,781, the cost of sales was $1,087,374, and the gross profit was $15,407. The revenues were derived from online product sales, primarily, prepaid multi player online game cards, with very low gross margin. One of the reasons we believed that net sales increased approximately 400% was as a result of the expanded games we offered and increased market share. The cost of sales increased approximately 400% as a result of us purchasing additional cards.

However, if we continue to realize gross margins similar to our historical amounts, we will continue to have cash flow problems.

For the quarter ended March 31, 2008, operating expenses were $219,218. We had a loss from operations in the amount of $87,122. The net loss during such period was $684,979. For the quarter ended March 31, 2007, operating expenses were $145,820. We had a loss from operations in the amount of $130,413. The net loss during such period was $134,829. Interest expense for the quarter ended March 31, 2008 increased as a result of the convertible debentures which became due on a monthly basis commencing March 12, 2008. The net other expense increased by $590,833 for the quarter ended March 31, 2008 from the period ended March 31, 2007 as a result of the amortization of such debt.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2008, reflects assets of $2,851,232 including deferred offering costs of $76,871.

As of March 31, 2008, Pay88 had $228,056 in cash. On March 4, 2008, the Company has determined to raise up to $12,150,000 in capital pursuant to a private placement held under Regulation S promulgated under the Securities Act of 1933, as amended (the “Act”) by offering for sale up to 9,000,000 shares of the Company’s common stock at a purchase price of $1.35 per share. As of March 31, 2008, the Company has issued 732,606 shares to nine subscribers and received gross proceeds of $989,018. In addition, the Company received deposits of $84,264 from subscribers as of March 31, 2008, representing 62,418 shares signed on April 16, 2008. The cost in connection with this private placement totaled $237,179, representing the finder fee and commissions paid as of March 31, 2008.

During March, 2008, the note holders were paid $65,000 pursuant to the Letter Agreement dated March 11, 2008. During April 2008, the Company paid $64,255 to the three note holders, such payments representing the balance of principal repayment due as of March 12, 2008 (with respect to the September 12, 2007 Note), accrued interest on the promissory notes as part of the first installment and one time fees of $20,000.

On April 14, 2008, the Company entered into a Letter Agreement with the three note holders, pursuant to which the parties agreed to change the repayment date on the September 12, 2007 Notes and the October 31, 2007 Notes to the 20th day of each month, commencing April 20, 2008, until the principal amount of each note has been paid in full, whether in cash or by the conversion of such principal amount into common stock, pursuant to the terms thereof.

On May 2008, the Company paid $28,000 to one note holder, such payment representing the principal repayment and accrued interest owed to that note holder as of April 20, 2008, as the second installment on the September 12, 2007 Notes and the first installment on the October 31, 2007 Notes.

The Company owes $182,000 to two note holders, such amount represents the principal repayment amount and accrued interest owned to such note holders as of April 20, 2008, as the second installment on the September 12, 2007 Notes and the first installment on the October 31, 2007 Notes.

We are currently in negotiations with the three accredited investors for the total redemption of the notes and warrants.

Notwithstanding, we anticipate generating losses and therefore we may be unable to continue our operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Lack of Insurance

The Company currently has no insurance in force for its office facilities and operations and it cannot be certain that it can cover the risks associated with such lack of insurance or that it will be able to obtain and/or maintain insurance to cover these risks at economically feasible premiums.

Going Concern Consideration

The Company has incurred a net loss of $684,979, which included the amortization of deferred financing cost and amortization of debt discount and cash discount of $516,147, for the three months ended March 31, 2008. In addition, the Company has incurred significant losses and had negative cash flow from operations since April 24, 2006 (date of inception) and has an accumulated deficit of $12,288,222 at March 31, 2008. Substantial portions of the losses are attributable to consulting and professional fees. Furthermore, the Company’s gross margin rate from its current operations was very low. It was approximately 2.4% and 1.4% for the three months ended March 31, 2008 and 2007, respectively. These factors raised substantial doubt about the Company’s ability to continue as going concern.

There can be no assurance that sufficient funds will be generated during the next twelve months or thereafter from the Company’s current operations, or that the funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

During the three months ended March 31, 2008, the Company received net proceeds totaling $836,103 from its regulation S offering after the payment of the offering cost of $237,179.

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

Critical Accounting Policies and Estimates

Recent Accounting Pronouncements

For a summary of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2007 filed with SEC on March 31, 2008 and Note 1 of Notes to Condensed Consolidated Financial Statements under the caption “Recent Accounting Pronouncements” included in Part I, Item 1. Financial Statements of this Form 10-Q.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by Item 305.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial officer has reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
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

Item 1A. Risk Factors

There have been no material changes to the risks to our business described in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On March 4, 2008, the Company has determined to raise up to $12,150,000 in capital pursuant to a private placement held under Regulation S promulgated under the Securities Act of 1933, as amended (the “Act”) by offering for sale up to 9,000,000 shares of the Company’s common stock at a purchase price of $1.35 per share. As of March 31, 2008, the Company has issued 732,606 shares to nine subscribers and received gross proceeds of $989,018. In addition, the Company received deposits of $84,264 from subscribers as of March 31, 2008, representing 62,418 shares signed on April 16, 2008.

During April 2008, the Company issued additional 287,418 shares in the private placement under the Regulation S and received gross proceeds of $388,014, which included the investor deposits of $84,264 received in March 2008. The Company issued 1,020,024 shares and received gross proceeds of approximately $1,377,000 in total as of April 30, 2008. There can be no assurance that the Company can successfully complete its goal of selling up to 9,000,000 shares in the private placement and it is uncertain that the required funds will be available to the Company on satisfactory terms and conditions, if at all.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

The Company is currently negotiating with purchasers of its convertible notes and warrants for the total redemption of the notes and warrants.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2008.

Item 5.  Other Information.

None

Item 6.  Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d14(a) Certifications of Guo Fan, the President, Chief Executive Officer, Treasurer and Director (Attached Hereto)

32.1	Section 1350 Certifications of Guo Fan, the President, Chief Executive Officer, Treasurer and Director(Attached Hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAY88, INC.

Dated: May 14, 2008	By:	/s/Guo Fan
	Name:	Guo Fan
	Title:	President, Chief Executive Officer, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)