Form 10-Q
period 2008-06-30
PAY88
filed 2008-08-14
CIK 1338360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

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

As of August 13, 2008, 32,089,190 shares of common stock, par value $0.001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

PAY88, INC. AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	F-2

Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2008 and 2007 (Unaudited)	F-3

Condensed Consolidated Statements of Stockholders’ Equity Year ended December 31, 2007 and the six months ended June 30, 2008 (Unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (Unaudited)	F-5

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6 - F-17

PAY88, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$414,052	$124,108
Accounts receivable, net of allowance of $22,550 and $13,453, as of June 30, 2008 and December 31, 2007, respectively	927,236	556,623
Inventories	386,340	476,308
Prepaid expense	485,674	656,674
Total Current Assets	2,213,302	1,813,713
Property and Equipment, Net	497,916	490,453
Other Assets
Deferred financing cost - Net	44,773	112,019
TOTAL ASSETS	$2,755,991	$2,416,185

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$606,130	$406,043
Convertible notes payable, net of unamortized discount of $963,456 and $1,667,902 as of June 30, 2008 and December 31, 2007, respectively	1,152,294	64,607
Loan payable - related parties	584,179	947,506
Customer advance	1,944	-
Total Current Liabilities	2,344,547	1,418,156

Long Term Liabilities:
Convertible notes payable, net of unamortized discount of $0 and $231,624 as of June 30, 2008 and December 31, 2007, respectively	-	345,867
TOTAL LIABILITIES	2,344,547	1,764,023

Stockholders' Equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized, Nil share issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 31,786,691 shares and 30,766,667 shares, issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	31,787	30,767
Additional paid-in capital	13,196,833	12,153,261
Accumulated deficit	(13,022,165)	(11,603,243)
Accumulated other comprehensive income	204,989	71,377
Total Stockholders' Equity	411,444	652,162
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,755,991	$2,416,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAY88, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended		For Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net Sales	$4,682,489	$1,242,455	$10,186,569	$2,345,236
Cost of Sales	4,585,734	1,212,400	9,957,718	2,299,774
Gross Profit	96,755	30,055	228,851	45,462
Operating Expenses:
Payroll and related expenses	94,976	70,701	188,785	116,628
Professional fees	80,818	15,228	150,147	43,586
Selling expenses	4,285	8,797	6,226	12,609
Website development cost	-	13,598	-	27,196
Other general and administrative expenses	71,643	46,850	125,782	100,975
Total Operating Expenses	251,722	155,174	470,940	300,994
Loss From Operations	(154,967)	(125,119)	(242,089)	(255,532)

Other Income (Expenses):
Interest income	586	181	1,065	259
Interest expense	(569,162)	-	(1,153,359)	-
Interest expense - related parties	(7,881)	(12,250)	(18,512)	(15,843)
Total Other Income (Expense)	(576,457)	(12,069)	(1,170,806)	(15,584)
Net Loss Before Income Tax	(731,424)	(137,188)	(1,412,895)	(271,116)
Provision for income tax	2,519	521	6,027	1,421
Net Loss	$(733,943)	$(137,709)	$(1,418,922)	$(272,537)

Net loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.03)
Weighted average shares outstanding - basic and diluted	31,730,523	10,100,000	31,259,234	10,100,000
Comprehensive Loss:
Net loss	$(733,943)	$(137,709)	$(1,418,922)	$(272,537)
Other comprehensive income	56,404	4,271	133,612	8,821
Comprehensive Loss	$(677,539)	$(133,438)	$(1,285,310)	$(263,716)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAY88, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2007 AND THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

	Preferred Stock		Common Stock		Paid - in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance - December 31, 2006	5,000,000	$5,000	10,100,000	$10,100	$535,596	$(297,764)	$13,665	$266,597
Relative fair value of warrants and beneficial conversion feature	-	-	-	-	1,500,000	-	-	1,500,000
Common stock issued for consulting services	-	-	6,666,667	6,667	10,126,665	-	-	10,133,332
Conversion of Series A prefererred stocks to common stock	(5,000,000)	(5,000)	14,000,000	14,000	(9,000)	-	-	-
Comprehensive Income (Loss):
Net loss for the year	-	-	-	-	-	(11,305,479)	-	(11,305,479)
Foreign currency translation adjustment	-	-	-	-	-	-	57,712	57,712
Balance - December 31, 2007	-	-	30,766,667	30,767	12,153,261	(11,603,243)	71,377	652,162
Regulation S offering	-	-	1,020,024	1,020	1,376,012	-	-	1,377,032
Regulation S offering cost	-	-	-	-	(332,440)	-	-	(332,440)
Net loss - six months ended June 30, 2008	-	-	-	-	-	(1,418,922)	-	(1,418,922)
Foreign currency translation adjustment	-	-	-	-	-	-	133,612	133,612
Balance - June 30, 2008 (Unaudited)	-	$-	31,786,691	$31,787	$13,196,833	$(13,022,165)	$204,989	$411,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAY88, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2008	2007
Cash Flows from Operating Activities:
Net loss	$(1,418,922)	$(272,537)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Bad debt expense	8,090	1,054
Depreciation expense	29,996	23,108
Amortization of deferred financing cost	67,246	-
Amortization of debt discount and cash discount	936,070	-
Changes in operating assets and liabilities
Increase in accounts receivable	(379,660)	(37,030)
(Increase) decrease in inventories	89,968	(162,825)
Decrease (Increase) in prepaid expense	171,000	(296,579)
Increase in accounts payable	202,031	39,936
Increase in deferred income	-	2,347
Net Cash Used in Operating Activities	(294,181)	(702,526)

Cash Flows from Investing Activities:
Capital expenditures	(15,792)	(19,030)
Net Cash Used in Investing Activities	(15,792)	(19,030)

Cash Flows from Financing Activities
Proceeds from Regulation S offering	1,377,032	-
Net proceeds from loans payable - other	-	148,088
Cost of Regulation S offering	(332,440)	-
Repayment of convertible loan	(194,250)	-
(Repayment) proceeds of loans payable - related parties	(363,327)	577,236
Net Cash Provided by Financing Activities	487,015	725,324

Effect of Exchange Rate Changes on Cash	112,902	(1,278)
Net Increase in Cash and Cash Equivalents	289,944	2,490
Cash and Cash Equivalents - Beginning of Period	124,108	17,084

Cash and Cash Equivalents - End of Period	$414,052	$19,574

Supplemental Cash Flow Information:
Interest Paid	$33,005	$-
Income taxes	$3,230	$451

Supplemental Disclosures of Cash Flow Information:
Non Cash Financing and Investing Activities	$-	$-

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

NOTE 1 - Basis of Presentation (Continued)

Going Concern

The Company has incurred a net loss of $733,943 and $1,418,922, which included the amortization of deferred financing cost and amortization of debt discount and cash discount of $487,169 and $1,003,316 for the three and six months ended June 30, 2008, respectively. In addition, the Company has incurred significant losses and had negative cash flow from operations since April 24, 2006 (date of inception) and has an accumulated deficit of $13,022,165 at June 30, 2008. Substantial portions of the losses are attributable to consulting and professional fees. Furthermore, the Company’s gross margin rate from its current operations was very low. It was approximately 2.2% and 1.9% for the six months ended June 30, 2008 and 2007, respectively. These factors raised substantial doubt about the Company’s ability to continue as going concern.

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

During the six months ended June 30, 2008, the Company received net proceeds totaling $1,044,592 from its regulation S offering after the payment of the offering cost of $332,440.

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

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its condensed consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its condensed consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, "Accounting for Collaborative Arrangements" (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity's rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on its condensed consolidated financial position, results of operations or cash flows.

Recent Accounting Pronouncements (Continued)

In March 2008, the FASB" issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company has not yet evaluated the potential impact of adopting SFAS No. 161 on its condensed consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.   The Company is required to adopt FSP 142-3 on January 1, 2009.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  The Company is currently evaluating the impact of FSP 142-3 on its condensed consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  The Company does not expect the adoption of SFAS No. 162 will have a material effect on its condensed consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its condensed consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 - Interim Financial Statements

The unaudited condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2008 and the results of operations and cash flows for the periods ended June 30, 2008 and 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six month period ended June 30, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2008.

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

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similarly to basic loss per share except that it includes the potential dilution that could occur if dilutive securities were converted. Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (convertible debt - 2,245,000 at of March 31, 2008 and 2,115,750 at June 30, 2008 and warrants - 4,620,000, at March 31, 2008 and June 30, 2008), are anti-dilutive.

The weighted average fully diluted shares outstanding for the three and six months ended June 30, 2007 has been restated from 24,100,000 shares to 10,100,000 shares, which has no material impact to the fully diluted loss per share.

NOTE 4 - Inventories

Inventories consist of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)

Purchased game card	$386,340	$476,308

All inventories are consisted of finished products. There was no valuation allowance for inventory loss at June 30, 2008 and December 31, 2007 as most of the purchased inventories are sold within one month.

NOTE 5 - Property and Equipment

Property and equipment is summarized as follows:

	Estimated	June 30,	December 31,
	Useful Lives	2008	2007
		(Unaudited)
Office Units and Improvement	31	$447,567	$420,830
Furnitures and Fixtures	5	9,442	8,878
Office Equipment	3	100,595	89,987
Software	3	34,974	30,785
Automobile	5	7,214	6,783
		599,792	557,263
Less: Accumulated Depreciation		101,876	66,810
		$497,916	$490,453

Depreciation expense was $15,327 and $12,293 for the three months ended June 30, 2008 and 2007, respectively, and $29,996 and $23,108 for the six months ended June 30, 2008 and 2007, respectively.

The Company purchased three units of office space in July 2006 in Chongqing China. In the People’s Republic of China, land is owned by the State. The right for the Company to use the land expires in 2037 and may be extended at that time. Accordingly, the office units and improvement represent those costs related to the buildings and improvement.

NOTE 6 - Convertible Debt

Convertible debt consists of the following:

	June 30,	December 31,
	2008	2007
	(Unaudited)
Convertible notes payable
net of unamortized discount of $963,456 and $1,899,526, respectively	$1,152,294	$410,474
Less: current portion	1,152,294	64,607
Long term portion due after one year	$-	$345,867

NOTE 6 - Convertible Debt (Continued)

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

Both of the Notes bear interest at the rate of prime plus 4% per annum (9% per annum at June 30, 2008), payable in either (a) cash equal to 110% of 8.33% of the initial principal amount or (b) absent any event of default, in shares of the Company’s common stock at the lesser of (i) $1.00 per share or (ii) 80% of the average of the closing bid prices of the Company’s common stock for the 20 trading days preceding the payment date at the option of the Company. Said payments commence on March 12, 2008 and all accrued but unpaid interest and any other amounts due thereon is due and payable on March 12, 2009, or earlier upon acceleration following an event of default, as defined in the Notes.

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

In connection with the first and second convertible debts, the Company recorded a cash discount of $810,000 and deferred finance costs of $140,275. Such deferred finance costs are being amortized over the life of the related debt. The Company also recorded a deferred debt discount in the amount of $1,500,000 to reflect the beneficial conversion feature of the convertible debt and the value of the warrants. The beneficial conversion feature was recorded pursuant to Emerging Issues Task Force (“EITF”) 00-27: “Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments”. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded the amount of $333,533 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants $1,166,467 was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as addition to paid-in capital. Unamortized amount of beneficial conversion feature and relative fair value of the warrants was $699,485 at June 30, 2008.

The Company is amortizing the discounts over the term of the debt. Amortization of the debt and cash discount for the three and six months ended June 30, 2008 was $455,070 and $936,069, respectively, and the amortization is reported as a component of interest expense. Amortization of deferred finance costs for three and six months ended June 30, 2008 amounted to $32,099 and $67,247, respectively, and is reported as a component of interest expense.

The Company commenced the repayment of notes and interests on March 19, 2008. As of June 30, 2008, the Company paid $227,255 in total to the note holders, such payments representing the loan principal of $194,250, the loan interest of $13,005 and the fee of $20,000. The unpaid notes balance is $2,115,750 at June 30, 2008. The Company is in negotiations with the investors for the total redemption of notes and warrants.

NOTE 7 - Loans Payable - Related Parties

Loans payable to related parties consist of the following:
	June 30,	December 31,
	2008	2007
	(Unaudited)
Chief Executive Officer of the Company bearing interest at 5% per annum, payable on demand	$430,725	$444,725
Chief Operating Officer of the Company bearing interest at 6% per annum payable on demand	73,069	422,396
Chief Executive Officer of the Company bearing interest at 5% per annum, payable on August 31, 2008	80,385	80,385
Total loan payable - related parties	584,179	947,506
Less: current portion	584,179	947,506
Long-term portion	$-	$-

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

Employment Agreements (Continued)

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

On March 4, 2008, the Company has determined to raise up to $12,150,000 in capital pursuant to a private placement held under Regulation S promulgated under the Securities Act of 1933, as amended (the “Act”) by offering for sale up to 9,000,000 shares of the Company’s common stock at a purchase price of $1.35 per share. As of June 30, 2008, the Company has issued 1,020,024 shares to seventeen subscribers and received gross proceeds of $1,377,032. The cost in connection with this private placement totaled $332,440, representing the finder fee, commissions and legal fees incurred and paid as of June 30, 2008.

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

Note 10 - Option and Warrants

Warrants

A summary of the status of the Company’s warrants is presented below:

	Date of Issuance	Number of Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2007		-	$-
Issued, Class A warrants	9/12/2007	1,155,000	0.81
Issued, Class B warrants	9/12/2007	1,155,000	1.13
Issued, Class A warrants	10/31/2007	1,155,000	0.81
Issued, Class B warrants	10/31/2007	1,155,000	1.13
Oustanding, June 30, 2008 and December 31, 2007		4,620,000	$0.97

Warrants outstanding and exercisable by price range as of June 30, 2008:

Range of	Class	Number	Average Weighted Remaining Contractual Life in Yrs	Exercise Price	Number	Weighted Average Exercise Price
$ 0.81	A	2,310,000	4.21	$0.81	2,310,000	$0.81
$ 1.13	B	2,310,000	4.21	1.13	2,310,000	1.13

		4,620,000		$0.97	4,620,000	$0.97

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

NOTE 11 - Related Party Transactions

Accounts Payable

Accrued interest payable related to the loans due to the officers (see Note 7) have been included in accounts payable, which amounted to $65,918 and $29,599 at June 30, 2008 and December 31, 2007, respectively.

Accrued salary payable to the CEO of the Company was $141,667 and $91,667 at June 30, 2008 and December 31, 2007, respectively.

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

NOTE 12 - Concentration of Credit Risk

The Company maintains cash balances in various banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear a risk if any of these banks become insolvent. As of June, 2008, the Company’s uninsured cash balance was $410,856.

NOTE 13 - Income Taxes

The provision for income tax in the amount of $2,519 and $521 for the three months ended June 30, 2008 and 2007, and $6,027 and $1,421 for the six months ended June 30, 2008 and 2007 were related to foreign income tax incurred and or paid to the Chinese tax agent. The Company’s income tax was assessed on the base of 13% of gross profit, which multiplied by the applicable tax brackets.

NOTE 14 - Subsequent Event

During July 2008, the Company paid $110,000 to the three note holders, such payments representing the principal payment only. We are currently in negotiations with the three accredited investors for the total redemption of the notes and warrants.

During July 2008, the Company issued 280,000 shares in the private placement under the Regulation S. (See Note 9) and received net proceeds of $302,400 after the cost deduction of approximately $75,600 . The Company issued 1,300,024 shares and received gross proceeds of $1,755,039 in total as of August 7, 2008. There can be no assurance that the Company can successfully complete its goal of selling up to 9,000,000 shares in the private placement and it is uncertain that the required funds will be available to the Company on satisfactory terms and conditions, if at all.

On July 1, 2008, the Company entered into a six-month period consulting agreement with Consulting For Strategic Growth 1, Ltd (the “Consultant”), pursuant to which the Consultant will provide the Company with investor relations/media relations services. In consideration for such services, the Company agreed to issue 22,500 restricted shares per month for the term of six months. In addition, the Company will issue a three years warrant to purchase 100,000 share of common stock at a purchase price of $4.25 per share.

On July 28, 2008, the Company issued a press release announcing that it will invest approximately $1,000,000 Yuan or $150,000 USD in the Ziya Company, a Chinese information technology company located in Hangzhou, China. The transaction is scheduled to close in August 2008. Qianbao and Ziya will work together in the development of a state-of-the-art, online gaming transaction platform to be utilized by Qianbao in the marketing of online prepaid game card products throughout Chongqing and other major cities in China.

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

Our History

Between the date of our incorporation and our acquisition of Qianbao on September 6, 2006, we were focused on becoming involved in the business of facilitating money transfers from the United States to China. During such time period, our operations were focused on organizational, start-up, and fund raising activities and entering into an agreement with Chongqing Yahu Information Development Co., Ltd. (“Yahu”). We never commenced our proposed business operations or generated revenues in connection with such proposed operations.

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

Our Business

Through our subsidiary, Qianbao, we are primarily engaged in the sale of multi player online game cards through Qianbao's websites, www.iamseller.com, and www.17logo.com. While we also engage in the sale of prepaid telephone cards and over 800 software products, including cooking and language software, the sale of such products represents an insignificant percentage of our gross revenues during the quarter ended June 30, 2008. We have decided to focus all of our resources on the development of the multi player online game cards business, in addition to the development of our web distribution platform during the next 12 months. We presently have no intention to engage in the money transfer business. Nonetheless, we may in the future resume our plans to develop the money transfer business, as discussed below.

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

While Qianbao is planning to manufacture its own multiplayer online games in the future, Qianbao does not currently manufacture any of the products offered for sale on its website. Qianbao purchases such products from third-party suppliers and resells them on its websites. Qianbao also arranges with some third-party suppliers to make their products available for sale on Qianbao’s website, and Qianbao earns a commission on such sales. Such commission is a percentage of the revenues generated from such sales. The specific amount of such percentage is negotiated between Qianbao and each such supplier, but generally ranges from 1% to 5%. We have arranged for the following companies to supply products to be sold on Qianbao's website: Shandong Tianfu Online Platform (supplier of game cards); Sifang Online Distribution Platform (supplier of game cards); Chongqing Digital World (supplier of phone cards); Chongqing E Net Chongqing Sifang (supplier of phone cards); Chongqing Taoxing (supplier of study cards); and Chongqing Dezheng Technology Development. No individual supplier alone is material to our current business. Since the inception of our operations, including during the three months ended June 30, 2008, the commission generated from the sale of prepaid telephone cards and study cards represented an insignificant percentage of our gross revenues.

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

On July 28, 2008, the Company issued a press release announcing that it will invest approximately $1,000,000 Yuan or $150,000 USD in the Ziya Company, a Chinese information technology company located in Hangzhou, China. The transaction is scheduled to close in August 2008. Qianbao and Ziya will work together in the development of a state-of-the-art, online gaming transaction platform to be utilized by Qianbao in the marketing of online prepaid game card products throughout Chongqing and other major cities in China.

Results of Operations

Comparison of the Quarter Ended June 30, 2008 and 2007.

For the quarter ended June 30, 2008, net sales was $4,682,489, the cost of sales was $4,585,734, and the gross profit was $96,755. In comparison, for the quarter ended June 30, 2007, net sales was $1,242,455, the cost of sales was $1,212,400, and the gross profit was $30,055. The revenues were derived from online product sales, primarily, prepaid multi player online game cards, with very low gross margin. One of the reasons we believed that net sales increased approximately 276% was as a result of the expanded games we offered and increased market share. The cost of sales increased approximately 278% as a result of us purchasing additional cards.

However, if we continue to realize gross margins similar to our historical amounts, we will continue to have cash flow problems.

For the quarter ended June 30, 2008, operating expenses were $251,722. We had a loss from operations in the amount of $154,967. The net loss during such period was $733,943. For the quarter ended June 30, 2007, operating expenses were $155,174. We had a loss from operations in the amount of $125,119. The net loss during such period was $137,709. Interest expense for the quarter ended June 30, 2008 increased as a result of the convertible debentures which became due on a monthly basis commencing March 12, 2008. The net other expense increased by $564,388 from $12,069 to $576,457 for the quarter ended June 30, 2007 and 2008, respectively, as a result of the amortization of such debt.

Comparison of the six months Ended June 30, 2008 and 2007

For the six months ended June 30, 2008, net sales was $10,186,569, the cost of sales was $9,957,718, and the gross profit was $228,851. In comparison, for the six month ended June 30, 2007, net sales was $2,345,236, the cost of sales was $2,299,774, and the gross profit was $45,462. The revenues were derived from online product sales, primarily, prepaid multi player online game cards, with very low gross margin. One of the reasons we believed that net sales increased approximately 334% was as a result of the expanded games we offered and increased market share. The cost of sales increased approximately 333% as a result of us purchasing additional cards.

However, if we continue to realize gross margins similar to our historical amounts, we will continue to have cash flow problems.

For the six months ended June 30, 2008, operating expenses were $470,940. We had a loss from operations in the amount of $242,089. The net loss during such period was $1,418,922. For the six months ended June 30, 2007, operating expenses were $300,994. We had a loss from operations in the amount of $255,532. The net loss during such period was $272,537. Interest expense for the six months ended June 30, 2008 increased as a result of the convertible debentures which became due on a monthly basis commencing March 12, 2008. The net other expense increased by $1,155,222 from $15,584 to $1,170,806 for the six months ended June 30, 2007 and 2008, respectively, as a result of the amortization of such debt.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2008, reflects assets of $2,755,991 including deferred financing costs of $44,773.

On March 4, 2008, the Company has determined to raise up to $12,150,000 in capital pursuant to a private placement held under Regulation S promulgated under the Securities Act of 1933, as amended (the “Act”) by offering for sale up to 9,000,000 shares of the Company’s common stock at a purchase price of $1.35 per share. During July 2008, the Company issued 280,000 shares in the private placement under the Regulation S and received net proceeds of $302,400 after the cost deduction of approximately $75,600. The Company issued 1,300,024 shares and received gross proceeds of $1,755,039 in total as of August 7, 2008. There can be no assurance that the Company can successfully complete its goal of selling up to 9,000,000 shares in the private placement and it is uncertain that the required funds will be available to the Company on satisfactory terms and conditions, if at all.

As of June 30, 2008, the Company had $414,052 in cash and cash equivalents. The Company commenced the repayment of notes and interests on March 19, 2008. As of June 30, 2008, the Company paid $227,255 in total to the note holders, such payments representing the loan principal of $194,250, the loan interest of $13,005 and the fee of $20,000. The unpaid notes balance is $2,115,750 at June 30, 2008. The Company is in negotiations with the investors for the total redemption of notes and warrants.

During July 2008, the Company paid $110,000 to the three note holders, such payments representing the principal payment only. We are currently in negotiations with the three accredited investors for the total redemption of the notes and warrants.

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

Going Concern Consideration

The Company has incurred a net loss of $733,943 and $1,418,922, which included the amortization of deferred financing cost and amortization of debt discount and cash discount of $487,169 and $1,003,316 for the three and six months ended June 30, 2008, respectively. In addition, the Company has incurred significant losses and had negative cash flow from operations since April 24, 2006 (date of inception) and has an accumulated deficit of $13,022,165 at June 30, 2008. Substantial portions of the losses are attributable to consulting and professional fees. Furthermore, the Company’s gross margin rate from its current operations was very low. It was approximately 2.2% and 1.9% for the six months ended June 30, 2008 and 2007, respectively. These factors raised substantial doubt about the Company’s ability to continue as going concern.

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

During the six months ended June 30, 2008, the Company received net proceeds totaling $1,044,592 from its regulation S offering after the payment of the offering cost of $332,440.

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

Critical Accounting Policies and Estimates

Recent Accounting Pronouncements

For a summary of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2007 filed with SEC on March 31, 2008 and Note 1 of Notes to unaudited Condensed Consolidated Financial Statements under the caption “Recent Accounting Pronouncements” included in Part I, Item 1. Financial Statements of this Form 10-Q.

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

During July 2008, the Company issued 280,000 shares in the private placement held under Regulation S promulgated under the Securities Act of 1933 and received net proceeds of $302,400 after the cost deduction of approximately $75,600. The Company issued 1,300,024 shares and received gross proceeds of $1,755,039 in total as of August 7, 2008. There can be no assurance that the Company can successfully complete its goal of selling up to 9,000,000 shares in the private placement and it is uncertain that the required funds will be available to the Company on satisfactory terms and conditions, if at all.

On July 1, 2008, the Company entered into a six-month period consulting agreement with Consulting For Strategic Growth 1, Ltd (the “Consultant”), pursuant to which the Consultant will provide the Company with investor relations/media relations services. In consideration for such services, the Company agreed to issue 22,500 restricted shares per month for the term of six months. In addition, the Company will issue a three years warrant to purchase 100,000 share of common stock at a purchase price of $4.25 per share.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

The Company is currently negotiating with purchasers of its convertible notes and warrants for the total redemption of the notes and warrants.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2008.

Item 5.  Other Information.

None

Item 6.  Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Guo Fan, the President, Chief Executive Officer, Treasurer and Director (attached hereto)

32.1	Section 1350 Certifications of Guo Fan, the President, Chief Executive Officer, Treasurer and Director(attached hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAY88, INC.

Dated: August 13, 2008	By:	/s/Guo Fan
Name: Guo Fan
Title: President, Chief Executive Officer, Treasurer and Director (Principal Executive, Financial and Accounting Officer)