Form 10-Q
period 2008-09-30
PAY88
filed 2008-11-12
CIK 1338360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

☐          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 0-51793

PAY88, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-3136572

(State of incorporation)	(IRS Employer ID Number)

North Barnstead Road, Barnstead, NH 03225

(Address of principal executive offices)

(603) 776-6044

(Issuer’s telephone number)

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
Yes ☐  No ☒

As of November 10, 2008 32,179,190 shares of common stock, par value $0.001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

PAY88, INC. AND SUBSIDIARY

PAY88, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$31,996	$124,108
Accounts receivable, net of allowance of $23,139 and $13,453, as of September 30, 2008 and December 31, 2007, respectively	1,141,898	556,623
Inventories	509,312	476,308
Prepaid expense	395,963	656,674

Total Current Assets	2,079,169	1,813,713

Property and Equipment, Net	489,226	490,453
Other Assets
Website platform development	147,280	—
Deferred financing cost - net	20,405	112,019

Total Other Assets	167,685	112,019

TOTAL ASSETS	$2,736,080	$2,416,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$646,110	$406,043
Convertible notes payable, net of unamortized discount of $562,614 and $1,667,902 as of September 30, 2008 and December 31, 2007, respectively	1,438,136	64,607
Loan payable - related parties	526,820	947,506

Total Current Liabilities	2,611,066	1,418,156

Long Term Liabilities:
Convertible notes payable, net of unamortized discount of $0 and $231,624 as of September 30, 2008 and December 31, 2007, respectively	—	345,867

TOTAL LIABILITIES	2,611,066	1,764,023

Stockholders’ Equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized, Nil share issued and outstanding as of September 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 32,134,191 shares and 30,766,667 shares, issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	32,134	30,767
Additional paid-in capital	13,572,461	12,153,261
Accumulated deficit	(13,721,048)	(11,603,243)
Accumulated other comprehensive income	241,467	71,377

Total Stockholders’ Equity	125,014	652,162

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,736,080	$2,416,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAY88, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended		For Nine Months Ended

	Sept 30, 2008	Sept 30, 2007	Sept 30, 2008	Sept 30, 2007

Net Sales	$4,929,299	$1,345,477	$15,115,868	$3,690,713
Cost of Sales	4,828,561	1,315,545	14,786,279	3,615,319

Gross Profit	100,738	29,932	329,589	75,394

Operating Expenses:
Common stock issued for consulting services	73,575	10,133,332	73,575	10,133,332
Payroll and related expenses	94,817	70,196	283,602	186,824
Professional fees	65,340	19,979	215,487	63,565
Selling expenses	5,038	4,101	11,264	16,710
Website development cost	—	13,598	—	40,794
Other general and administrative expenses	75,320	56,739	201,102	157,714

Total Operating Expenses	314,090	10,297,945	785,030	10,598,939

Loss From Operations	(213,352)	(10,268,013)	(455,441)	(10,523,545)

Other Income (Expenses):
Interest income	800	58	1,865	319
Interest expense	(476,690)	(69,030)	(1,630,049)	(77,168)
Interest expense - related parties	(7,116)	(4,496)	(25,628)	(12,203)

Total Other Income (Expense)	(483,006)	(73,468)	(1,653,812)	(89,052)

Net Loss Before Income Tax	(696,358)	(10,341,481)	(2,109,253)	(10,612,597)

Provision for income tax	2,525	4,095	8,552	5,516

Net Loss	$(698,883)	$(10,345,576)	$(2,117,805)	$(10,618,113)

Net loss per share - basic and diluted	$(0.02)	$(0.89)	$(0.07)	$(1.00)

Weighted average shares outstanding - basic and diluted	32,092,452	11,621,739	31,540,952	10,612,821

Comprehensive Loss:
Net loss	$(698,883)	$(10,345,576)	$(2,117,805)	$(10,618,113)
Other comprehensive income	36,478	4,074	170,090	12,895

Comprehensive Loss	$(662,405)	$(10,341,502)	$(1,947,715)	$(10,605,218)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAY88, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEAR ENDED DECEMBER 31, 2007 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

							Accumulated Other Comprehensive Income
	Preferred Stock		Common Stock		Paid - in Capital	Accumulated Deficit

	Shares	Amount	Shares	Amount				Total

Balance - December 31, 2006	5,000,000	$5,000	10,100,000	$10,100	$535,596	$(297,764)	$13,665	$266,597
Relative fair value of warrants and beneficial conversion feature	—	—	—	—	1,500,000	—	—	1,500,000
Common stock issued for consulting services	—	—	6,666,667	6,667	10,126,665	—	—	10,133,332
Conversion of Series A prefererred stocks to common stock	(5,000,000)	(5,000)	14,000,000	14,000	(9,000)	—	—	—
Comprehensive Income (Loss):
Net loss for the year	—	—	—	—	—	(11,305,479)	—	(11,305,479)
Foreign currency translation adjustment	—	—	—	—	—	—	57,712	57,712

Balance - December 31, 2007	—	—	30,766,667	30,767	12,153,261	(11,603,243)	71,377	652,162

Regulation S offering	—	—	1,300,024	1,300	1,753,732	—	—	1,755,032
Regulation S offering cost	—	—	—	—	(408,040)	—	—	(408,040)
Common stock issued for consulting services	—	—	67,500	67	73,508	—	—	73,575
Net loss - nine months ended September 30, 2008	—	—	—	—	—	(2,117,805)	—	(2,117,805)
Foreign currency translation adjustment	—	—	—	—	—	—	170,090	170,090

Balance - September 30, 2008 (Unaudited)	—	$—	32,134,191	$32,134	$13,572,461	$(13,721,048)	$241,467	$125,014

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAY88, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTERMBER 30,
(Unaudited)

	2008	2007

Cash Flows from Operating Activities:
Net loss	$(2,117,805)	$(10,618,113)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Bad debt expense	8,448	599
Depreciation and amortization	45,857	35,195
Amortization of deferred financing cost	91,614	3,430
Amortization of debt discount and cash discount	1,336,912	48,605
Common stock issued for consulting services	73,575	10,133,332
Changes in operating assets and liabilities
Increase in accounts receivable	(594,961)	(19,771)
Increase in inventories	(33,004)	(376,445)
Decrease (Increase) in prepaid expense	260,711	(206,959)
Increase in accounts payable	240,067	117,547

Net Cash Used in Operating Activities	(688,586)	(882,580)

Cash Flows from Investing Activities:
Capital expenditures	(9,357)	(39,550)
Website platform development	(147,280)	—

Net Cash Used in Investing Activities	(156,637)	(39,550)

Cash Flows from Financing Activities
Proceeds from issurance of convertible debt	—	750,000
Deferred finance costs	—	(97,763)
Proceeds from Regulation S offering	1,755,032	—
Cost of Regulation S offering	(408,040)	—
Proceeds of loans payable - related parties	—	586,090
Net proceeds from loans payable - other	—	176,887
Repayment of convertible loan	(309,250)	—
Repayment of loans payable - related parties	(420,686)	—

Net Cash Provided by Financing Activities	617,056	1,415,214

Effect of Exchange Rate Changes on Cash	136,055	12,895

Net (decrease) increase in Cash and Cash Equivalents	(92,112)	505,979

Cash and Cash Equivalents - Beginning of Period	124,108	17,084

Cash and Cash Equivalents - End of Period	$31,996	$523,063

Supplemental Cash Flow Information:
Interest Paid	$33,005	$—

Income taxes	$8,875	$2,936

Supplemental Disclosures of Cash Flow Information:
Non Cash Financing and Investing Activities
Discount on convertible debt	$—	$1,058,616

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

The 5,000,000 shares of Pay88 Series A Preferred Stock was convertible into 14,000,000 shares of Pay88 common stock (see Note 9). The holders of shares of Series A Preferred Stock were entitled to the number of votes equal to the number of shares of common stock into which such shares of Series A Preferred Stock could be converted. With the issuance of the 5,000,000 shares of Pay88 Series A Preferred Stock, Qianbao’s stockholders have voting control of Pay88 (approximately 58%) and therefore the acquisition was accounted for as a reverse acquisition. The combination of the two companies is recorded as a recapitalization of Qianbao pursuant to which Qianbao is treated as the continuing entity although Pay88 is the legal acquirer. Accordingly, the Company’s historical financial statements are those of Qianbao.

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

F – 6

NOTE 1 – Basis of Presentation (Continued)

Going Concern

The Company has incurred a net loss of $698,883 and $2,117,805, which included the amortization of deferred financing cost and amortization of debt discount and cash discount of $425,210 and $1,428,526 for the three and nine months ended September 30, 2008, respectively. In addition, the Company has incurred significant losses and had negative cash flow from operations since April 24, 2006 (date of inception) and has an accumulated deficit of $13,721,048 at September 30, 2008. Substantial portions of the losses are attributable to consulting and professional fees. Furthermore, the Company’s gross margin rate from its current operations was very low. It was approximately 2.2% and 2.0% for the nine months ended September 30, 2008 and 2007, respectively. These factors raised substantial doubt about the Company’s ability to continue as going concern.

There can be no assurance that sufficient funds will be generated during the next twelve months or thereafter from the Company’s current operations, or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

During the nine months ended September 30, 2008, the Company received net proceeds totaling $1,346,992 from its regulation S offering after the payment of the offering cost of $408,040.

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

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements “ (“SFAS No. 157” ) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). In February 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We have not yet determined the impact that the implementation of FSP 157-2 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows. The partial adoption of SFAS No. 157 and the adoption of SFAS No. 159 did not have a material impact on the Company’s condensed consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R),”Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its condensed consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its condensed consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on its condensed consolidated financial position, results of operations or cash flows.

Recent Accounting Pronouncements (Continued)

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company has not yet evaluated the potential impact of adopting SFAS No. 161 on its condensed consolidated financial position, results of operations or cash flows.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 will have a material effect on its condensed consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its condensed consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 – Interim Financial Statements

The unaudited condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows for the periods ended September 30, 2008 and 2007. The financial data and other information disclosed in the notes to the interim financial statements related to these periods are unaudited. The results for the three and nine month period ended September 30, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2008.

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

The consolidated financial statements as December 31, 2007 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

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

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similarly to basic loss per share except that it includes the potential dilution that could occur if dilutive securities were converted. Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (convertible debt – 2,000,750 at of September 30, 2008 and 1,155,000 at September 30, 2007 and warrants – 4,620,000, at September 30, 2008 and 2,310,000 at September 30, 2007), are anti-dilutive.

NOTE 4 - Inventories

Inventories consist of the following:

	September 30, 2008	December 31, 2007

	(Unaudited)

Purchased game card	$509,312	$476,308

All inventories are consisted of finished products. There was no valuation allowance for inventory loss at September 30, 2008 and December 31, 2007 as most of the purchased inventories are sold within one month.

NOTE 5 - Property and Equipment

Property and equipment is summarized as follows:

	Estimated Useful Lives	September 30, 2008	December 31, 2007

		(Unaudited)
Office Units and Improvement	31	$452,110	$420,830
Furnitures and Fixtures	5	9,538	8,878
Office Equipment	3	103,846	89,987
Software	3	35,318	30,785
Automobile	5	7,288	6,783

		608,100	557,263
Less: Accumulated Depreciation		118,874	66,810

		$489,226	$490,453

Depreciation expense was $15,861 and $12,087 for the three months ended September 30, 2008 and 2007, respectively, and $45,857 and $35,195 for the nine months ended September 30, 2008 and 2007, respectively.

The Company purchased three units of office space in July 2006 in Chongqing China. In the People’s Republic of China, land is owned by the State. The right for the Company to use the land expires in 2037 and may be extended at that time. Accordingly, the office units and improvement represent those costs related to the buildings and improvement.

NOTE 6 – Website platform development

On July 16, 2008, the Company signed a website platform development contract with Ziya Company, a Chinese information technology company located in Hang Zhou, China. The Company and Ziya will work jointly in the development of a state-of-the-art, online gaming transaction platform to be utilized internally by Qianbao in the marketing of online prepaid game card products throughout Chongqing and other major cities in China. On July 29, 2008, the Company paid Ziya Company 1,000,000 RMB, approximately $147,280 (translated as of September 30, 2008) to initiate the website platform project. The estimated development period is for six months. The Company is applying the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use”, and the Emerging Issues Task Force Issue (“EITF”) No. 00-02, “Accounting for Website Development Costs”. The rules specify different stages of development and the related accounting guidance that accompanies each stage. Purchased third party software and related implementation costs and internal and external costs incurred related to the application development stage are capitalized and included in other assets under the caption of Website platform development. Such capitalized costs will be amortized using the straight-line method over three years of the estimated useful life after the new platform is in use. All costs incurred in the planning stage are expensed as incurred and those costs to be incurred in the operating stage will be expensed as incurred.

NOTE 7 - Convertible Debt

Convertible debt consists of the following:

	September 30, 2008	December 31, 2007

	(Unaudited)
Convertible notes payable net of unamortized discount of $562,614 and $1,899,526, respectively	$1,438,136	$410,474
Less: current portion	1,438,136	64,607

Long term portion due after one year	$—	$345,867

On September 12, 2007, the Company entered into Subscription Agreements (the “Subscription Agreements”) with 3 investors (“Purchasers”), for the purchase and sale of $1,155,000 of Secured Convertible Promissory Notes of the Company (the “Notes”) for the aggregate purchase price of $750,000 (the “Note Financing”). The Company received net proceeds from the issuance of the Notes of $652,237.

On October 31, 2007, the Company entered into a Second Subscription Agreements (the “Subscription Agreements”) with the same 3 investors (“Purchasers”) dated September 12, 2007, for the purchase and sale of $1,155,000 of Secured Convertible Promissory Notes of the Company (the second “Notes”) for the aggregate purchase price of $750,000 (the “Note Financing”). The Company received net proceeds from the issuance of the Notes of $707,488.

Both of the Notes bear interest at the rate of prime plus 4% per annum (9% per annum at September 30, 2008), payable in either (a) cash equal to 110% of 8.33% of the initial principal amount or (b) absent any event of default, in shares of the Company’s common stock at the lesser of (i) $1.00 per share or (ii) 80% of the average of the closing bid prices of the Company’s common stock for the 20 trading days preceding the payment date at the option of the Company. Said payments commence on March 12, 2008 and all accrued but unpaid interest and any other amounts due thereon is due and payable on March 12, 2009, or earlier upon acceleration following an event of default, as defined in the Notes.

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

NOTE 7 - Convertible Debt (Continued)

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

In connection with the first and second convertible debts, the Company recorded a cash discount of $810,000 and deferred finance costs of $140,275. Such deferred finance costs are being amortized over the life of the related debt. The Company also recorded a deferred debt discount in the amount of $1,500,000 to reflect the beneficial conversion feature of the convertible debt and the value of the warrants. The beneficial conversion feature was recorded pursuant to Emerging Issues Task Force (“EITF”) 00-27: “Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments”. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded the amount of $333,533 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants $1,166,467 was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as addition to paid-in capital. Unamortized amount of beneficial conversion feature and relative fair value of the warrants was $442,320 at September 30, 2008.

The Company is amortizing the discounts over the term of the debt. Amortization of the debt and cash discount for the three and nine months ended September 30, 2008 was $400,843 and $1,336,912, respectively, and the amortization is reported as a component of interest expense. Amortization of deferred finance costs for the three and nine months ended September 30, 2008 amounted to $24,367 and $91,614, respectively, and is reported as a component of interest expense.

The Company commenced the repayment of notes and interests on March 19, 2008. As of September 30, 2008, the Company paid $342,255 in total to the note holders, such payments representing the loan principal of $309,250, the loan interest of $13,005 and the fee of $20,000. The unpaid notes balance is $2,000,750 at September 30, 2008. The Company is in negotiations with the investors for the total redemption of notes and warrants.

NOTE 8 - Loans Payable – Related Parties

Loans payable to related parties consist of the following:

	September 30, 2008	December 31, 2007

	(Unaudited)
Chief Executive Officer of the Company bearing interest at 5% per annum, payable on demand	$380,725	$444,725
Chief Operating Officer of the Company bearing interest at 6% per annum payable on demand	65,710	422,396
Chief Executive Officer of the Company bearing interest at 5% per annum, payable on August 31, 2008	80,385	80,385

Total loan payable - related parties	526,820	947,506
Less: current portion	526,820	947,506

Long-term portion	$—	$—

The note due to the Chief Executive Officer (the “CEO”) is past due. The management is currently negotiating with the CEO to extend the maturity date of this note.

NOTE 9 - Commitments and Contingencies

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

Yahu Agreement

On August 3, 2005, the Company entered into a five year agreement with Chongqing Yahu Information Limited (“Yahu”). Yahu is a Chinese corporation formed by Mr. Tao Fan, a brother of Mr. Guo Fan, a significant stockholder, director and officer of the Company. As a result of the Share Purchase Agreement (see Note 1) Yahu owns 4,950,000 shares of Pay88 Series A Preferred Stock (see Note 1), representing approximately 53% voting control. The Agreement provides for two services to be provided to the Company by Yahu. The first service is the provision of all proprietary software needed to effectuate fund transfers business for customers between the U.S. and China. The second service to be provided is technical assistance in the areas of installation and future product support. This support includes assistance with all technical aspects of the software as well as problem resolution and general inquiries. Both of these services are to be provided to the Company by Yahu for a licensing fee that is based upon 20% of the gross fund transfer revenues. The use of the software will enable the Company to provide wire transfers from the U.S. to China. Although this agreement is in force, it has been dormant and we are presently not engaged and or inactive in the money transfer business.

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

On September 11, 2007, the Company issued an aggregate of 6,666,667 shares of common stock to TVH Limited, a Netherlands Limited Company, in consideration for the past services rendered, and 1,333,333 shares to our attorney, who subsequently returned his shares to the Company for cancellation. TVH Limited subsequently transferred its shares to 5 individuals. These issuances were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder. The shares issued in consideration for services rendered were valued at $10,133,332, based on the price of our stock on the date of issuance.

NOTE 10 - Stockholders’ Equity (Continued)

On March 4, 2008, the Company has determined to raise up to $12,150,000 in capital pursuant to a private placement held under Regulation S promulgated under the Securities Act of 1933, as amended (the “Act”) by offering for sale up to 9,000,000 shares of the Company’s common stock at a purchase price of $1.35 per share. The Company has issued 280,000 and 1,300,024 shares of its common stock for the three and nine months ended September 30, 2008, respectively, to eighteen subscribers and received gross proceeds of $378,000 and $1,755,032, respectively. The cost in connection with this private placement totaled to $75,600 and $408,040 for the three and nine months ended September 30, 2008, respectively, which representing the finder fee, commissions and legal fees incurred and paid as of September 30, 2008.

On July 1, 2008, the Company entered into a six-month period consulting agreement with Consulting For Strategic Growth 1, Ltd (the “Consultant”), pursuant to which the Consultant will provide the Company with investor relations/media relations services. In consideration for such services, the Company agreed to issue 22,500 restricted shares per month for the term of six months. In addition, the Company will issue a three years warrant to purchase 100,000 share of common stock at a purchase price of $4.25 per share. As of September 30, 2008, the Company has issued 67,500 shares of its common stock to Strategic Growth 1, Ltd. The shares issued in consideration for services rendered were valued at $73,575, based on the closing price of the issuance date. The Company has not issued any warrants to Strategic Growth1, Ltd. as of September 30, 2008.

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

Note 11 - Option and Warrants

Warrants

A summary of the status of the Company’s warrants is presented below:

	Date of Issuance	Number of Warrants	Weighted Average Exercise Price

Outstanding, January 1, 2007		—	$—
Issued, Class A warrants	09/12/07	1,155,000	0.81
Issued, Class B warrants	09/12/07	1,155,000	1.13
Issued, Class A warrants	10/31/07	1,155,000	0.81
Issued, Class B warrants	10/31/07	1,155,000	1.13

Oustanding, September 30, 2008 and December 31, 2007		4,620,000	$0.97

Note 11 - Option and Warrants (Continued)

Warrants outstanding and exercisable by price range as of September 30, 2008:

Range of	Class	Number	Average Weighted Remaining Contractual Life in Yrs	Exercise Price	Number	Weighted Average Exercise Price

$0.81	A	2,310,000	3.96	$0.81	2,310,000	$0.81
$1.13	B	2,310,000	3.96	1.13	2,310,000	1.13

		4,620,000		$0.97	4,620,000	$0.97

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

The fair value of these warrants and significant assumptions used to determine the fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	4.11% and 4.16%
Expected stock price volatility	192.04%
Expected dividend payout	—
Expected option life-years	5

NOTE 12 - Related Party Transactions

Accounts Payable

Accrued interest payable related to the loans due to the officers (see Note 8) have been included in accounts payable, which amounted to $73,400 and $29,599 at September 30, 2008 and December 31, 2007, respectively.

Accrued salary payable to the CEO of the Company was $166,667 and $91,667 at September 30, 2008 and December 31, 2007, respectively.

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

NOTE 13 - Concentration of Credit Risk

The Company maintains cash balances in various banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear a risk if any of these banks become insolvent. As of September, 2008, the Company’s uninsured cash balance was $25,256.

NOTE 14 - Income Taxes

The provision for income tax in the amount of $2,525 and $4,095 for the three months ended September 30, 2008 and 2007, and $8,552 and $5,516 for the nine months ended September 30, 2008 and 2007 were related to foreign income tax incurred and or paid to the Chinese tax agent. The Company’s income tax was assessed on the base of 13% of gross profit, which multiplied by the applicable tax brackets.

NOTE 15 - Subsequent Event

During October 2008, the Company paid $230,000 to the three note holders, such payments representing the principal payment only. We are currently in negotiations with the three accredited investors for the total redemption of the notes and warrants.

During October and November 2008, the Company issued in an aggregate of 45,000 shares of its common stock to Strategic Growth I, Ltd. (22,500 shares each month), which representing the compensation for the consulting service rendered by Strategic Growth I, Ltd for the months of October and November 2008.

On October 7, 2008, the Company entered into a letter of intent agreement with Chongqing Aomei Advertising Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Aomei”), pursuant to which the Company intends to acquire from Aomei certain assets, including, intellectual property rights, advertising rights and client groups, in consideration for the issuance of a certain number of shares of the Company’s common stock to be mutually agreed upon after the Company has completed its due diligence investigation of Aomei and its assets.

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

Our Business

Through our subsidiary, Qianbao, we are primarily engaged in the sale of multi player online game cards through Qianbao’s websites, www.iamseller.com, and www.17logo.com. While we also engage in the sale of prepaid telephone cards and over 800 software products, including cooking and language software, the sale of such products represents an insignificant percentage of our gross revenues during the quarter ended September 30, 2008. We have decided to focus all of our resources on the development of the multi player online game cards business, in addition to the development of our web distribution platform during the next 12 months. We presently have no intention to engage in the money transfer business. Nonetheless, we may in the future resume our plans to develop the money transfer business, as discussed below.

Qianbao’s Business

Qianbao was incorporated on April 24, 2006, under the name “Chongqing Qianbao Technology Ltd.” under the laws of the People’s Republic of China. Qianbao primarily engages in the sale of prepaid multi player on line game cards on its internet websites, http://www.iamseller.com and http://www.17logo.com, as further described below. On July 3, 2006, Qianbao purchased an office located at No. 78 1st Yanghe Village, Jiangbei District, Chongqing, China for a purchase price of approximately $393,000. Such office serves as Qianbao’s executive offices. Although we own the three units of office space, the underlying land is owned by the People’s Republic of the State of China. Our right to use the land expires in 2037 and may be extended at that time.

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

While Qianbao is planning to manufacture its own multiplayer online games in the future, Qianbao does not currently manufacture any of the products offered for sale on its website. Qianbao purchases such products from third-party suppliers and resells them on its websites. Qianbao also arranges with some third-party suppliers to make their products available for sale on Qianbao’s website, and Qianbao earns a commission on such sales. Such commission is a percentage of the revenues generated from such sales. The specific amount of such percentage is negotiated between Qianbao and each such supplier, but generally ranges from 1% to 5%. We have arranged for the following companies to supply products to be sold on Qianbao’s website: Shandong Tianfu Online Platform (supplier of game cards); Sifang Online Distribution Platform (supplier of game cards); Chongqing Digital World (supplier of phone cards); Chongqing E Net Chongqing Sifang (supplier of phone cards); Chongqing Taoxing (supplier of study cards); and Chongqing Dezheng Technology Development. No individual supplier alone is material to our current business. Since the inception of our operations, including during the three and nine months ended September 30, 2008, the commission generated from the sale of prepaid telephone cards and study cards represented an insignificant percentage of our gross revenues.

Qianbao has many competing companies which have financial, technical and marketing resources significantly greater than those of Qianbao. Qianbao’s major competitors include Taoxing, Hongde, Hoyodo, Yun Web, Cobuy, Jun Web, and China card Net. All of these competitors have been in operation for over two years, while we began our business during 2006.

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

Plan of Operation

Through our subsidiary, Qianbao, we will continue to focus over the next twelve months on developing our internet distribution platform on Qianbao’s websites and increasing the volume of our sales of multi player online game cards on such websites. Qianbao will continue to focus on developing its websites, www.iamseller.com and www.17logo.com and to build other internet websites on which it will operate a distribution platform through which we will be able to offer products for sale to consumers or retailers visiting such websites. Qianbao will continue its efforts to arrange for suppliers to offer for sale on such website the following products: prepaid multiplayer online game cards, which allow the holder thereof to play, for the allotted time, online internet games. We also offer for sale prepaid study cards, which allow the holder thereof to use, for the allotted time, online software that assists in the learning of various subjects including Chinese, English and cooking. We have formal arrangements with the following manufacturers to supply us with products to be sold on Qianbao’s website: Shandong Tianfu Online Platform (supplier of game cards); Golden game (supplier of game cards); 51points (supplier of game cards); Optisp Communication (supplier of game cards): Sifang Online Distribution Platform (supplier of game cards); Chongqing Taoxing (supplier of study cards); and Chongqing Dezheng Technology Development. No individual manufacturer alone is material to our current business. We are currently engaged in agreements with the above mentioned suppliers. However, there is no assurance that we will be successful in marketing and selling these products.

On July 16, 2008, the Company signed a website platform development contract with Ziya Company, a Chinese information technology company located in Hang Zhou, China. The Company and Ziya will work jointly in the development of a state-of-the-art, online gaming transaction platform to be utilized internally by Qianbao in the marketing of online prepaid game card products throughout Chongqing and other major cities in China. On July 29, 2008, the Company paid Ziya Company 1,000,000 RMB, approximately $147,280 (translated as of September 30, 2008) to initiate the website platform project. The estimated development period is for six months. The Company is applying the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use”, and the Emerging Issues Task Force Issue (“EITF”) No. 00-02, “Accounting for Website Development Costs”. The rules specify different stages of development and the related accounting guidance that accompanies each stage. Purchased third party software and related implementation costs and internal and external costs incurred related to the application development stage are capitalized and included in other assets under the caption of Website platform development. Such capitalized costs will be amortized using the straight-line method over three years of the estimated useful life after the new platform is in use. All costs incurred in the planning stage are expensed as incurred and those costs to be incurred in the operating stage will be expensed as incurred.

On October 7, 2008, the Company entered into a letter of intent agreement with Chongqing Aomei Advertising Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Aomei”), pursuant to which the Company intends to acquire from Aomei certain assets, including, intellectual property rights, advertising rights and client groups, in consideration for the issuance of a certain number of shares of the Company’s common stock to be mutually agreed upon after the Company has completed its due diligence investigation of Aomei and its assets.

Results of Operations

Comparison of the Quarter Ended September 30, 2008 and 2007.

For the quarter ended September 30, 2008, net sales was $4,929,299, the cost of sales was $4,828,561, and the gross profit was $100,738. In comparison, for the quarter ended September 30, 2007, net sales was $1,345,477, the cost of sales was $1,315,545 and the gross profit was $29,932. The revenues were derived from online product sales, primarily, prepaid multi player online game cards, with very low gross margin. One of the reasons we believed that net sales increased by approximately 266% was as a result of the expanded games we offered and increased market share. The cost of sales increased by approximately 267% as a direct result from increased in sales volume and cost incurred from purchasing additional cards.

However, if we continue to realize gross margins similar to our historical amounts, we will continue to have cash flow problems.

For the quarter ended September 30, 2008, operating expenses were $314,090. We had a loss from operations in the amount of $213,352. The net loss during such period was $698,883. For the quarter ended September 30, 2007, operating expenses were $10,297,945. We had a loss from operations in the amount of $10,268,013. The net loss during such period was $10,345,576. The difference was caused by consulting expense. On September 17, 2007, the Company issued an aggregate of 6,666,667 shares of common stock to TVH Limited, a Netherlands Limited Company, in consideration for the past services rendered. Those shares were valued at $10,133,332 and recorded as consulting fee in 2007. Interest expense for the quarter ended September 30, 2008 increased as a result of amortization of discount on the convertible notes and deferred financing cost. The net other expense increased by $409,538 from $73,468 to $483,006 for the quarter ended September 30, 2007 and 2008, respectively, primarily as a result of the amortization of discount on convertible notes and deferred financing cost.

Comparison of the nine months Ended September 30, 2008 and 2007

For the nine months ended September 30, 2008, net sales was $15,115,868, the cost of sales was $14,786,279, and the gross profit was $329,589. In comparison, for the nine month ended September 30, 2007, net sales was $3,690,713, the cost of sales was $3,615,319, and the gross profit was $75,394. The revenues were derived from online product sales, primarily, prepaid multi player online game cards, with very low gross margin. One of the reasons we believed that net sales increased by approximately 310% was as a result of the expanded games we offered and increased market share. The cost of sales increased by approximately 309% as a direct result from increased in sales volume and cost incurred from purchasing additional cards.

However, if we continue to realize gross margins similar to our historical amounts, we will continue to have cash flow problems.

For the nine months ended September 30, 2008, operating expenses were $785,030. We had a loss from operations in the amount of $455,441. The net loss during such period was $2,117,805. For the nine months ended September 30, 2007, operating expenses were $10,598,939. We had a loss from operations in the amount of $10,523,545. The net loss during such period was $10,618,113. Operating expense for the nine months ended September 30, 2008 decreased as a result of the decreased in the consulting expenses mentioned above. Interest expenses for the nine months ended September 30, 2008 increased primarily as a result of the amortization of discount on the convertible notes and deferred financing cost. The net other expense increased by $1,564,760 from $89,052 to $1,653,812 for the nine months ended September 30, 2007 and 2008, respectively, primarily as a result of the amortization of discount on the convertible notes and deferred financing cost.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2008, reflects assets of $2,736,080 including deferred financing costs of $20,405.

On March 4, 2008, the Company has determined to raise up to $12,150,000 in capital pursuant to a private placement held under Regulation S promulgated under the Securities Act of 1933, as amended (the “Act”) by offering for sale up to 9,000,000 shares of the Company’s common stock at a purchase price of $1.35 per share. As of September 30, 2008, the Company issued 1,300,024 shares in the private placement under the Regulation S to 18 subscribers and received net proceeds of $1,346,992 after the payment of the offering cost of $408,040. There can be no assurance that the Company can successfully complete its goal of selling up to 9,000,000 shares in the private placement and it is uncertain that the required funds will be available to the Company on satisfactory terms and conditions, if at all.

As of September 30, 2008, the Company had $31,966 in cash and cash equivalents. The Company commenced the repayment of notes and interests on March 19, 2008. As of September 30, 2008, the Company paid $342,255 in total to the note holders, such payments representing the loan principal of $309,250, the loan interest of $ 13,005 and the fee of $20,000. The unpaid notes balance is $2,000,750 at September 30, 2008. The Company is in negotiations with the investors for the total redemption of notes and warrants.

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

Going Concern Consideration

The Company has incurred a net loss of $698,883 and $2,117,805, which included the amortization of deferred financing cost and amortization of debt discount and cash discount of $425,210 and $1,428,526 for the three and nine months ended September 30, 2008, respectively. In addition, the Company has incurred significant losses and had negative cash flow from operations since April 24, 2006 (date of inception) and has an accumulated deficit of $13,721,048 at September 30, 2008. Substantial portions of the losses are attributable to consulting and professional fees. Furthermore, the Company’s gross margin rate from its current operations was very low. It was approximately 2.2% and 2.0% for the nine months ended September 30, 2008 and 2007, respectively. These factors raised substantial doubt about the Company’s ability to continue as going concern.

There can be no assurance that sufficient funds will be generated during the next twelve months or thereafter from the Company’s current operations, or that the funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

During the nine months ended September 30, 2008, the Company received net proceeds totaling $1,346,992 from its regulation S offering after the payment of the offering cost of $408,040.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has issued 280,000 and 1,300,024 shares for the three and nine months ended September 30, 2008, respectively, to eighteen subscribers and received gross proceeds of $378,000 and $1,755,032, respectively. The cost in connection with this private placement totaled to $75,600 and $408,040 for the three and nine months ended September 30, 2008, respectively, which representing the finder fee, commissions and legal fees incurred and paid as of September 30, 2008. There can be no assurance that the Company can successfully complete its goal of selling up to 9,000,000 shares in the private placement and it is uncertain that the required funds will be available to the Company on satisfactory terms and conditions, if at all.

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

On July 1, 2008, the Company entered into a six-month period consulting agreement with Consulting For Strategic Growth 1, Ltd (the “Consultant”), pursuant to which the Consultant will provide the Company with investor relations/media relations services. In consideration for such services, the Company agreed to issue 22,500 restricted shares per month for the term of six months. In addition, the Company will issue a three years warrant to purchase 100,000 share of its common stock at a purchase price of $4.25 per share. As of September 30, 2008, the Company has issued 67,500 shares of its common stock to Strategic Growth 1, Ltd. The shares issued in consideration for services rendered were valued at $73,575, based on the closing price of the issuance date. The Company has not issued any warrants to Strategic Growth1, Ltd. as of September 30, 2008.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

The Company is currently negotiating with purchasers of its convertible notes and warrants for the total redemption of the notes and warrants.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2008.

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

PAY88, INC.

Dated: November 11, 2008	By:	/s/ Guo Fan

Name: Guo Fan
Title: President, Chief Executive Officer,
Treasurer and Director
(Principal Executive, Financial and Accounting Officer)