Form 10-K/A
period 2007-12-31
PAY88
filed 2009-01-12
CIK 1338360

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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

The number of shares of the issuer’s common stock issued and outstanding as of January 9, 2009 was 32,201,690.

Documents Incorporated By Reference: None

ii

EXPLANATORY NOTE

This Form 10-K amends and restates the Management’s Discussion and Analysis (Item 7) and Controls and Procedures (Item 9A) of the Annual Report on Form 10-K filed by Pay88, Inc (the “Company”) on March 31, 2008 (the “Original Filing”) in response to certain questions raised by the Securities and Exchange Commission to said filing. No other information in the Original Filing is amended hereby. No other disclosure in the Original Filing has not been updated to reflect other events occurring after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events, and this Form 10−K/A continues to speak as of the filing date of the Original Filing.

Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the date of the Original Filing. In addition, pursuant to the rules of the SEC, Item 15(b) of Part IV of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes−Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10−K/A as Exhibits 31.1 and 32.1.

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

Results of Operations

2007 compared with 2006

Net Sales

Our net sales increased by $7,194,482 or 600% from $1,199,927 for the period from April 24, 2006 (date of inception) to December 31, 2006 to $8,394,409 for the year ended December 31, 2007. The increase was primarily attributable to us became fully operational during the year ended December 31, 2007 as compared to year ended December 31, 2006 in which were still in developmental stage during most of said year. Since we effectively commenced operations in August, 2006, there was a significant increase from the sales in the last 5 months of the 2006 compared to sales of 12 months during the year ended December 31, 2007. The increase was also attributable to our sales effort put forth by entering into the regional distribution market during the year ended December 31, 2007.

Cost of Sales

Our cost of sales increased by $7,012,674 or 598% from $1,173,264 for the period from April 24, 2006 (date of inception) to December 31, 2006 to $8,185,938 for the year ended December 31, 2007. The increase was primarily attributable to the same reasons for the increase in net sales; we became fully operational during the year ended December 31, 2007 as compared to prior year’s partial operational due to the fact that we were in development stage during most part of 2006. Our cost of sales consisted of the direct cost of game cards purchases made from our game developers, such increases were in line with the increase in our sales volume.

Gross Margin

Our prepaid multi player on line game cards and other prepaid products business generated a very low gross profit rate, which was approximately 2.5% and 2.2% in 2007 and 2006, respectively. We hope to expand our business into the regional distribution of game cards and to build self-made game cards in the future to improve the gross margin. However, there is no assurance that we will be successful in carrying out our plan, marketing and selling these products and/or improve our gross profit rate of our current products.

Operating Loss

Operating expenses, which consist of common stock issued for consulting services, payroll and related expenses, professional fees, selling expenses, website development cost and other general and administrative expenses totaled to $10,921,759 for the year ended December 31, 2007, as compared to $321,436 for the period from April 24, 2006 (date of inception) to December 31, 2006, representing an increase of $10,600,323 or 3,298%. Our operating loss for the year ended December 31, 2007 was $10,713,288 as compared to an operating loss of $294,773 for the period from April 24, 2006 (date of inception) to December 31, 2006, representing an increase of $10,418,515 or 3,534%. Our operating loss increased primarily due to an increase in common stock issued for consulting services, payroll and related expense, professional fees, selling expenses, and other general and administrative expenses as explained below.

          Common Stock Issued for Consulting Services

          One significant reason for the increase in our operating expenses was primarily due to the common stock issued for consulting service. On September 17, 2007, the Company issued an aggregate of 6,666,667 shares of common stock to TVH Limited, a Netherlands Limited Company, in consideration for the services rendered. These shares were valued at $10,133,332 and recorded as consulting fee in 2007 as one time charge as compared to none in prior year.

          Payroll and Related Expenses

          Our payroll and related expenses increased by $276,302 or 510% from $54,145 for the period from April 24, 2006 (date of inception) to December 31, 2006 to $330,447 for the year ended December 31, 2007. The increase was primarily attributable to being fully operational in 2007 as compared to being partially operational in 2006. We hired additional employees at the end of 2006 to carry out our business during the year ended December 31, 2007 and we terminated 6 employees during 2007. We had 51 full-time employees as of December 31, 2007 and 57 full-time employees as of December 31, 2006; thirteen employees are involved in technical operations of the Company, twenty three are involved in sales and marketing, and the remainders are involved in management, human resources and accounting/finance. In December 31, 2006, we had seventeen employees involved in technical operations, fourteen in sales and marketing and the remainder in management, human resources and accounting/finance. In addition, the Company decided to pay its Chief Executive Officer and Chief Operating Officer an annual salary in the amount of $100,000 and $50,000, respectively, effective February of 2007.

          Professional Fees

Our professional fees increased by $99,568 or 66% from $150,420 for the period from April 24, 2006 (date of inception) to December 31, 2006 to $249,988 for the year ended December 31, 2007. We have incurred significant costs relating to entering the public sector including professional fees relative to the preparation and completion of the reporting and filing requirements, including the financing transaction which was closed in the fourth quarter of 2007. During the year ended December 31, 2007, we incurred $249,988 in connection with professional services associated with the legal and accounting reporting obligations of becoming a public company and registration statement filings in 2007.

          Other General and Administrative Expenses

Our other general and administrative expenses increased by $110,534 or 151% from $73,089 for the period from April 24, 2006 (date of inception) to December 31, 2006 to $183,623 for the year ended December 31, 2007. The increase was primarily attributable to the fact that the Company commenced its operations from August 2006. The increase consisted of the depreciation and amortization expense, which increased by $31,117; business taxes and surcharges increased by $23,134; bad debt expenses increased by $10,443; utility and office maintenance expenses increased by $5,580 and other office expenses and supplies were also increased, which were in line with our business expansion and fully operational in 2007 as compared to prior year’s partial operations.

Other Expense, Net

Total other expense increased by $580,565 or 19,410% to $$583,556 (net of $855 interest income) for the year ended December 31, 2007, as compared to $2,991 (net of $666 interest income) for the period from April 24, 2006 (date of inception) to December 31, 2006. The increase was primarily attributable to interest expenses incurred in connection with the convertible debt issuances in September and October 2007 and interest expense incurred from the additional interest bearing loans received from our Chief Executive Officer and Chief Operating Officer for business expansion and daily operations’ needs during 2007. We have incurred and recorded the amortization of deferred financing costs and debt discount and cash discount in connection with the convertible debt of $28,256 and $410,474, respectively, as interest expense for the year ended December 31, 2007. The interest expense incurred in connection with the related parties loans and the convertible debt amounted to $35,117 and $67,600, respectively. Other interest expense incurred in connection with other unrelated party loans was $22,502. In addition, we incurred and charged $20,462 to other expense, which related to non-operating expense.

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

Critical Accounting Policies and Estimates

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

General

The Company’s Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the consolidated financial statements. Management believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.

Basis of Presentation

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. There can be no assurances that we will be successful in generating additional cash from equity or other sources to be used for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Prepaid customer deposits and game credits will be deferred until the credits are used.

Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (R) (revised 2004) “Share-Based Payment” which requires the measurement and recognition of compensation expense for all share-based payment awards made and or to be made to employees and directors (if any) including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values. The Company does not have any employee stock options and employee stock purchases plans at December 31, 2007 and 2006.

We use the fair value method for equity instruments granted to non-employees (if any) and will use the Black-Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

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

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”). SFAS No. 144 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

Foreign Currency Translation

The consolidated financial statements of the Company are translated pursuant to SFAS No. 52, “Foreign Currency Translation.” The Company’s sole wholly-owned subsidiary, Qianbao, is located and operated in China. The Chinese Yuan is the functional currency. The financial statements of Qianbao are translated to U.S. dollars using year-end exchange rates (published by the Federal Reserve Bank) for assets and liabilities, and average exchange rates (published by the Federal Reserve Bank) for revenues, costs and expenses. Translation gains and losses are deferred and recorded in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.

Off Balance Sheet Arrangements

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures are effective at a reasonable assurance level based on his evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 9, 2009.

32.1	Certification pursuant to 18 U.S.C. SECTION 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 9, 2009.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on January 9, 2009.

PAY88, INC.

By:	/s/ Guo Fan

Name:	Guo Fan
Title:	President, Chief Executive Officer, Chairman, and Director (Principal Executive, Financial, and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guo Fan	Director, President, Chief Executive Officer and Chairman	January 9, 2009

Name: Guo Fan

/s/ Tao Fan	Director and Chief Operating Officer	January 9, 2009

Name: Tao Fan

/s/ Gordon Preston	Secretary and Director	January 9, 2009

Name: Gordon Preston

/s/ Shiqing Fu	Director	January 9, 2009

Name: Shiqing Fu