Form 10-K
period 2008-12-31
PAY88
filed 2009-03-30
CIK 1338360

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $19,711,896

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on NASDAQ Over-the-Counter Bulletin Board on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $27,028,429.20.

The number of shares of the issuer’s common stock issued and outstanding as of March 27, 2009 was 32,201,691 shares.

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

Our Business

Through our subsidiary, Qianbao, we are primarily engaged in the sale of prepaid online video game cards that allow the user to play online video games for allotted times.  Qianbao also has undertaken steps/plans to build a web distribution platform to provide effective services for connecting diversified service providers and consumer product suppliers to retailers and consumers in the Chinese market.

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

While Qianbao is planning to manufacture its own multiplayer online games in the future, Qianbao does not currently manufacture any of the products offered for sale on its website. Qianbao purchases such products from third-party suppliers and resells them on its websites. Qianbao also arranges with some third-party suppliers to make their products available for sale on Qianbao’s website, and Qianbao earns a commission on such sales. Such commission is a percentage of the revenues generated from such sales. The specific amount of such percentage is negotiated between Qianbao and each such supplier, but generally ranges from 1% to 5%. We have arranged for the following companies to supply products to be sold on Qianbao's website: Shandong Tianfu Online Platform (supplier of game cards); Sifang Online Distribution Platform (supplier of game cards); Chongqing Digital World (supplier of phone cards); Chongqing E Net Chongqing Sifang (supplier of phone cards); Chongqing Taoxing (supplier of study cards); and Chongqing Dezheng Technology Development. No individual supplier alone is material to our current business. During fiscal year ended December 31, 2008, the commission generated from the sale of prepaid telephone cards and study cards represented an insignificant percentage of our gross revenues.

Qianbao has many competing companies which have financial, technical and marketing resources significantly greater than those of Qianbao. Qianbao's major competitors include Taoxing, Hongde, Hoyodo, Yun Web, Cobuy, Jun Web, and China card Net.

Chongqing Taoxing – is a reseller of online games in China. Taoxing is now the major reseller of SNDA, 9you, World of Warcraft, Kingsoft and Century on line games. Additionaly, Taoxing is a distributor of Net easy, and Q currency.

Hoyodo- Chongqing Hoyodo Technical and information Co., Ltd is the E-commerce platform of Chongqing Tianji Net company and is a distributer of multiplayer on line games.

Hongde online game time card sales platform – An online sales platform of prepaid game cards. Customers on this platform can watch movies online or download movies for free. This platform only sells to internet cafes, not to personal users.

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

Qianbao currently has sixty-one employees, all of whom are employed on a full-time basis. Nineteen employees are involved in technical operations of the company, twenty one are involved in sales and marketing, and the remainder is involved in human resources and finances.

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

Private Placement

On September 12, 2007, we entered into Subscription Agreements with 3 accredited investors for the purchase and sale of $1,155,000 of Secured Convertible Promissory Notes for the aggregate purchase price of $750,000. We received net proceeds from the issuance of the secured convertible promissory notes of $652,237. Pursuant to the terms of the Subscription Agreements, we also issued to these investors Class A warrants and Class B warrants that, in the aggregate, are exercisable to purchase 2,310,000 shares of our common stock, subject to adjustments for certain issuances and transactions. In accordance with the terms of the Subscription Agreements, on October 31, 2007, we issued additional secured convertible promissory notes in the principal amount of $1,155,000 and additional Class A warrants and Class B warrants that are exercisable to purchase 2,310,000 shares of our common stock. We are using the net proceeds of the secured convertible promissory notes (including the additional notes) to expand our operations.

The secured convertible promissory notes bear interest at the rate of prime plus 4% per annum, and are payable in either cash or, absent any event of default, in shares of our common stock. Payments of interest and principal commenced on March 12, 2008 and all accrued but unpaid interest and any other amounts pursuant to the secured convertible promissory notes were due and payable on March 12, 2009.

All of the principal and accrued interest on the secured convertible promissory notes is convertible into shares of our common stock at the election of the investors at any time at the conversion price of $1.00 per share (subject to adjustment for certain issuances and transactions or events that would result in “full ratchet” dilution to the holders).

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

The 2,310,000 Class A Common Stock Purchase Warrants and 2,310,000 Class B Common Stock Purchase Warrants issued to the accredited investors are exercisable at any time until September 12, 2012 at an exercise price of $0.81 and $1.13, respectively. These warrants also include a cashless exercise provision which was triggered after March 12, 2008 as well as “full ratchet” anti-dilution provisions with respect to certain securities issuances.

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

The Company commenced the repayment of the Notes and interests on March 19, 2008. As of December 31, 2008, the Company paid $572,255 in total to the note holders, such payments representing the loan principal of $539,250, the loan interest of $13,005 and the fee of $20,000. The unpaid Notes balance is $1,770,750 at December 31, 2008. The Company is in default of its agreed monthly repayment of the Notes and the interests effective on June 2008. The accumulated scheduled payments in arrears to investors amounted to $1,342,743 at December 31, 2008. The accrued penalty for unpaid debt was $67,137 at December 31, 2008. In addition, the Company accrued a mandatory redemption penalty of $354,150 for unpaid principal balance at December 31, 2008.  The Company is currently in default on the Notes and accrued interest, which became due in full amount effective March 12, 2009.

On March 4, 2008, the Board has determined that it is in the best interests of the Company to raise up to $12,150,000 in capital pursuant to a private placement held under Regulation S promulgated under the Securities Act of 1933, as amended (the “Act”) by offering for sale up to 9,000,000 shares of the Company’s common stock at a purchase price of $1.35 per share. As of March 16, 2009, the Company issued 1,300,024 shares of its common to eighteen subscribers and received gross proceeds of $1,755,032

On December 30, 2008, the Company entered into an amendment with the holders of its secured convertible promissory notes. The Amendment changed the original fixed conversion price of $1.00 per share to the lesser of the closing bid price of the Company’s common stock on the day prior to conversion date or $.80 per share, subject to further reduction, as described in the original Notes. All the other terms of the notes remain unchanged in full force and effect. The Amendment also changed the exercise price of the Class A warrants from the original $0.81 per share to $0.75 per share, and the exercise price of Class B warrants from the original $1.13 per share to $0.75 per share.

The Company is currently in default on the Convertible Notes and accrued interest, which became due in full amount effective March 12, 2009. The Company is currently negotiating with the Convertible Notes holders and or investors to restructure its current indebtedness to extend and or modify the existing terms. In addition, the Company’s continued existence is dependent upon management’s ability to develop profitable operation and resolve its liquidity problems.

Item 1A	Risk Factors

Risks Relating To Our Business

The Company is currently in default on its senior secured convertible promissory notes.  Our failure to repay the secured convertible promissory notes could result in legal action against us, which could require the sale of substantial assets.

The Company is currently in default on its Senior Secured Convertible Promissory Notes made pursuant to Subscription Agreements dated September 12, 2007, with 3 accredited investors for the purchase and sale of $1,155,000 of Secured Convertible Promissory Notes for the aggregate purchase price of $750,000. The Company received net proceeds from the issuance of the secured convertible promissory notes of $652,237. Pursuant to the terms of the Subscription Agreements, we also issued to these investors Class A warrants and Class B warrants that, in the aggregate, are exercisable to purchase 2,310,000 shares of our common stock, subject to adjustments for certain issuances and transactions. In accordance with the terms of the Subscription Agreements, on October 31, 2007, we issued additional secured convertible promissory notes in the principal amount of $1,155,000 and an aggregate of 2,310,000 additional warrants. The Secured Convertible Promissory Notes bear interest at the rate of prime plus 4% per annum, payable in either (a) cash equal to 110% of 8.33% of the initial principal amount of the Note or (b) absent any event of default, at the Company’s option, in shares of our common stock at the lesser of the closing bid price of the Company’s common stock on the day prior to conversion date or $.80 per share (as amended on December 30, 2008), subject to further reduction, as described in the original Notes.  Although said payments commenced on March 12, 2008 and all accrued but unpaid interest and any other amounts due thereon was due and payable on March 12, 2009, such notes, at the accredited investors’ option, are convertible into shares of our common stock.

The Company is currently in default on the Convertible Notes and accrued interest, which became due in full amount effective March 12, 2009. As of March 12, 2009, the unpaid convertible notes payable balance is $1,770,750; unpaid accrued interest is $309,522; and unpaid accrued penalty interest is $438,509. The Company is currently negotiating with the Convertible Notes holders and or investors to seek ways to resolve the default issue. However, there can be no assurance that the Company will be successful with the negotiation with the Convertible Notes holders and we would be required to use our limited working capital to repay the secured convertible promissory notes. Failure to pay could result is legal action against us, which could require the sale of substantial assets.

Our promissory note due to our Chief Executive Officer is currently past due and we may be required to use our limited resources to repay the loan

As of March 27, 2009, the Company owes the Chief Executive Officer, Mr. Guo Fan $80,385,a loan which was made pursuant to promissory note bearing interest at the rate of 5% per annum. The loan was due and payable on August 31, 2008 and is currently past due. We are currently negotiating with Mr. Fan to extend the maturity date of this note but there can be no assurance that the Company will be successful with the negotiation with Mr. Fan and would be required to use its limited resources to repay the loan.

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

We have a limited operating history. We were organized in March 2005, and in September 2006 we acquired Chongqing Qianbao Technology Ltd. which operates a website for the sale of prepaid multi player on line game cards in China. Qianbao has only operated that website since April 2006.  Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving markets such as the growing market for Internet-based sales in China.  Some of these risks and uncertainties relate to our ability to:

•	increase awareness of our brand and the development of customer loyalty;

•	respond to competitive market conditions;

•	respond to changes in regulatory environment of our business in China;

•	manage risks associated with intellectual property rights;

•	maintain effective control of our costs and expenses;

•	raise sufficient capital to sustain and expand our business;

•	attract, retain and motivate qualified personnel; and

•	upgrade our technology to support additional research and development of new prepaid card products.

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

In the notes to our consolidated financial statements for the years ended December 31, 2008 and 2007 both disclosed going concern issues.  Additionally, our registered independent auditors have a going concern exception to its audit report, dated March 27, 2009, regarding our December 31, 2008 Consolidated financial statements.  Consequently, we will need to obtain additional debt or equity financing to fund operations and to execute our business plan.  Additional equity may result in dilution to the holders of our outstanding shares of capital stock. Additional debt financing may include conditions that would restrict our freedom to operate our business, such as conditions that:

•	limit our ability to pay dividends or require us to seek consent for the payment of dividends;

•	increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund capital expenditures, working capital and other general corporate purposes; and

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry.

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

At March 27, 2009, Mr. Guo Fan, our Chairman, Chief Executive Officer and our largest stockholder, beneficially owned approximately 23.6% of our outstanding shares of common stock, and our other executive officers and directors collectively beneficially owned an additional 4.3% of our outstanding shares of common stock.  As a result, pursuant to our By-laws and applicable laws and regulations, our controlling shareholder and our other executive officers and directors are able to exercise significant influence over our Company, including, but not limited to, any stockholder approvals for the election of our directors and, indirectly, the selection of our senior management, the amount of dividend payments, if any, our annual budget, increases or decreases in our share capital, new securities issuance, mergers and acquisitions and any amendments to our By-laws. Furthermore, this concentration of ownership may delay or prevent a change of control or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could decrease the market price of our shares.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; as a result, current and potential shareholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2009.  We plan to prepare for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention.  We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future.  Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective.  Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price.  In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

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

Our business operations may be adversely affected by the political and economic environment in China. China has operated as a socialist state since 1949 and is controlled by the Communist Party of China. As such, the economy of China differs from the economies of most developed countries in many respects, including, but not limited to:

•	structure	•	capital re-investment
•	government involvement	•	allocation of resources
•	level of development	•	control of foreign exchange
•	growth rate	•	rate of inflation

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

At present, almost all of our sales are denominated in Renminbi.  Since 1994, the conversion of the Renminbi into foreign currencies has been based on rates set by the People’s Bank of China, and the exchange rate for the conversion of the Renminbi to U.S. dollars had generally been stable.  However, starting from July 21, 2005, the Chinese government moved the Renminbi to a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. As a result, the Renminbi is no longer directly pegged to the U.S. dollar. On March 16, 2009, the exchange rate of the U.S. dollar against the Renminbi was RMB 6.84 per U.S. dollar.  The exchange rate may become volatile, the Renminbi may be revalued further against the U.S. dollar or other currencies or the Renminbi may be permitted to enter into a full or limited free float, which may result in an appreciation or depreciation in the value of the Renminbi against the U.S. dollar or other currencies, any of which could have a material adverse effect on our financial condition and results of operations.

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

On March 16, 2007, the National People’s Congress of China adopted a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law became effective on January 1, 2008. According to the new corporate income tax law, the applicable income tax rate for our operating subsidiary is subject to change. As the implementation detail has not yet been announced, we cannot be sure of the potential impact of such new corporate income tax law on our financial position or operating results.

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

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operations results;

•	changes in financial estimates by securities research analysts;

•	changes in the economic performance or market valuations of other Internet companies offering prepaid multi player on line game cards;

•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	addition or departure of key personnel;

•	fluctuations of exchange rates between the Renminbi and the U.S. dollar;

•	intellectual property litigation; and

•	general economic or political conditions in China.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

Future sales of shares of our common stock may decrease the price for such shares.

On October 4, 2007, we issued 14,000,000 shares of our common stock upon the conversion of 5,000,000 shares of Series A Convertible Preferred Stock.  On April 4, 2008, these shares became eligible for sale on the Over-the-Counter Bulletin Board, under Rule 144 promulgated under the Securities Act of 1933, as amended.  In addition, under a Registration Statement filed with the Commission on October 16, 2007 and declared effective on October 30, 2007, file no. 333-146747), we registered for resale 7,929,500 shares of common stock, which may be sold at any time.  If any of our stockholders either individually or in the aggregate cause a large number of securities to be sold in the public market, or if the market perceives that these holders intend to sell a large number of securities, such sales or anticipated sales could result in a substantial reduction in the trading price of shares of our common stock and could also impede our ability to raise future capital.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fiscal year ended December 31, 2008.

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

Year	Quarter Ended	High	Low
2008	December 31	$1.25	$0.26
	September 30	$1.40	$1.01
	June 30	$2.00	$1.10
	March 31	$1.91	$0.20
2007	December 31	$1.65	$0.31
	September 30	$2.80	$1.16
	June 30	$3.50	$2.50
	March 31	N.A	N/A

Holders

On March 27, 2009, there were approximately 606 holders of record of the Company's common stock.

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

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 6.	Selected Financial Data

Statement of Operations Data:	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Net Sales	$19,711,896	$8,394,409
Total Operating Expense	1,168,387	10,921,759
Loss from Operations	(749,184)	(10,713,288)
Net Loss	(5,376,835)	(11,305,479)
Loss per Share – Basic and Diluted	$(0.17)	$(0.72)

Balance Sheet Data:	December 31, 2008	December 31, 2007
Working Capital	$(2,569,327)	$395,557
Total Assets	2,308,413	2,416,185
Current Liabilities	4,259,881	1,418,156
Total Stockholders’ (Deficit) Equity	$(3,046,580)	$652,162

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this report. All information presented herein is based on our fiscal years ended December 31, 2008 and 2007. Although Qianbao is a subsidiary of Pay88, the acquisition of Qianbao by Pay88 that was consummated on September 5, 2006 has been treated as a reverse merger of Qianbao. This means that Qianbao is the continuing entity for financial reporting purposes.

Plan of Operation

Through our subsidiary, Qianbao, we will continue to focus over the next twelve months on developing our internet distribution platform on Qianbao’s websites and increasing the volume of our sales of multi player online game cards on such websites. Qianbao will continue to focus on developing its websites, www.iamseller.com and www.17logo.com and to build other internet websites on which it will operate a distribution platform through which we will be able to offer products for sale to consumers or retailers located in the other provinces of China. Qianbao will continue its efforts to arrange for suppliers to offer for sale on such website the following products: prepaid multiplayer online game cards, which allow the holder thereof to play, for the allotted time, online internet games. We also offer for sale prepaid study cards, which allow the holder thereof to use, for the allotted time, online software that assists in the learning of various subjects including Chinese, English and cooking. We have formal arrangements with the following manufacturers to supply us with products to be sold on Qianbao’s website: Shandong Tianfu Online Platform (supplier of game cards); Golden game (supplier of game cards); 51points (supplier of game cards); Optisp Communication (supplier of game cards): Sifang Online Distribution Platform (supplier of game cards); Chongqing Taoxing (supplier of study cards); and Chongqing Dezheng Technology Development. No individual manufacturer alone is material to our current business. We are currently engaged in agreements with the above mentioned suppliers. However, there is no assurance that we will be successful in marketing and selling these products.

As of December 31, 2008 and 2007, Pay88 had $159,071 and $124,108 in cash, respectively. We believe that such funds will not be sufficient to effectuate our plans with respect to the business of Qianbao over the next twelve months. We will need to seek additional capital for the purpose of financing our marketing efforts.

Results of Operations

Comparison of Gross Profit for the Years Ended December 31, 2008 and 2007

	2008	2007
Net Sales	$19,711,896	$8,394,409
Cost of Sales	19,292,693	8,185,938
Gross Profit	$419,203	$208,471
Gross Profit Margin	2.13%	2.48%

Sales

Our net sales increased by $11,317,487 or 134.8% from $8,394,409 for the year ended December 31, 2007 to $19,711,896 for the year ended December 31, 2008. Sales to local internet café or net bar increased approximately by $2,587,000 or 43.9% from $5,896,000 for the year ended December 31, 2007 to $8,483,000 for the year ended December 31, 2008. Sales to regional distribution market increased approximately by $8,371,000 or 349% from $2,498,000 from the year ended December 31, 2007 to $11,229,000 for the year ended December 31, 2008.

Cost of Sales

Our cost of sales increased by $11,106,755 or 135.7% from $8,135,938 for the year ended December 31, 2007 to $19,292,693 for the year ended December 31, 2008. The increase was primarily attributable to the same reasons for the increase in net sales. Our cost of sales consisted of the direct cost of game cards purchases made from our game developers, such increases were in line with the increase in our sales volume.

Gross Margin

Our prepaid multi player on line game cards and other prepaid products business generated a very low gross profit rate, which was approximately 2.1% and 2.5% in 2008 and 2007, respectively. We hope to expand our business into the regional distribution of game cards and to build self-made game cards in the future to improve the gross margin. However, there is no assurance that we will be successful in carrying out our plan, marketing and selling these products and/or improve our gross profit rate of our current products.

Comparison of Net Loss for the Years Ended December 31, 2008 and 2007

	2008	2007

Gross Profit	$419,203	$208,471

Common stock issued for consulting services	176,825	10,133,332
Payroll and related expenses	383,087	330,447
Professional fees	348,122	249,988
Selling expense	20,903	24,369
Other general and administrative expenses	239,450	183,623
Total operating expenses	1,168,387	10,921,759
Loss From Operations	749,184	10,713,288

Other expenses - net	4,616,899	583,556
Provision for income tax	10,752	8,635

Net Loss	$5,376,835	$11,305,479

Operating Loss

Operating expenses, which consist of common stock issued for consulting services, payroll and related expenses, professional fees, selling expenses, and other general and administrative expenses totaled to $1,168,387 for the year ended December 31, 2008, as compared to $10,921,759 for the year ended December 31, 2007, representing a decrease of $9,753,372. Our operating loss for the year ended December 31, 2008 was $749,184 as compared to an operating loss of $10,713,288 for the year ended December 31, 2007, representing a decrease of $9,964,104. Our operating loss decreased primarily due to a decrease in common stock issued for consulting services, offset by the increase of payroll and related expense, professional fees, and other general and administrative expenses as explained below.

Common Stock Issued for Consulting Services

One significant reason for the decrease in our operating expenses was primarily due to the common stock issued for consulting services. On September 17, 2007, the Company issued an aggregate of 6,666,667 shares of common stock to TVH Limited, a Netherlands Limited Company, in consideration for the services rendered. These shares were valued at $10,133,332 and recorded as consulting fee in 2007 as one time charge. During the year of 2008, the Company has issued 135,000 shares of its common stock to Strategic Growth 1, Ltd. The shares issued in consideration for services rendered were valued at $158,625, based on the closing price of the issuance date.  In addition, the Company issued 100,000 shares of its warrants to Strategic Growth1, Ltd. at December 31, 2008 and recorded a fair value of $18,200 as consulting expense based on the Black-Scholes valuation model.

Payroll and Related Expenses

Our payroll and related expenses increased by $52,640 or 15% from $330,447 for the year ended December 31, 2007 to $383,087 for the year ended December 31, 2008. The increase was primarily attributable to the expansion of our operations in 2008. During 2008, we have added ten new employees. We had 61 full-time employees and 51 full-time employees as of December 31, 2008 and 2007, respectively. As of December 31, 2008, there were nineteen employees who are involved in technical operations of the Company, twenty one are involved in sales and marketing, and the remainders are involved in management, human resources and accounting/finance. In December 31, 2007, we had thirteen employees who are involved in technical operations, twenty one in sales and marketing and the remainder in management, human resources and accounting/finance. In addition, the Company decided to pay its Chief Executive Officer and Chief Operating Officer an annual salary in the amount of $100,000 and $50,000, respectively, effective February of 2007.

Professional Fees

Our professional fees increased by $98,134 or 39% from $249,988 for the year ended December 31, 2007 to $348,122 for the year ended December 31, 2008. We have incurred significant costs in connection with professional services associated with the legal and accounting reporting obligations of being a public company.

Other General and Administrative Expenses

Our other general and administrative expenses increased by $55,827 or 30% from $183,623 for the year ended December 31, 2007 to $239,450 for the year ended December 31, 2008. The increase was primarily consisted of the travel expense, which increased by $15,622; office supplies and expenses, which increased by $15,347; depreciation and amortization expense, which increased by $13,974; automobile expenses increased by $4,389 and other increases. These increases were in line with our business expansion.

Other Expense, Net

Total other expense increased by $4,033,343 to $4,616,899 (net of $2,037 interest income) for the year ended December 31, 2008, as compared to $583,556 (net of $855 interest income) for the year ended December 31, 2007. The increase was primarily attributable to interest expenses incurred in connection with the amortization of convertible debt issuances in September and October 2007. We have incurred and recorded the amortization of deferred financing costs and debt discount and cash discount in connection with the convertible debt of $112,019 and $1,899,526, respectively, as interest expense for the year ended December 31, 2008, an increase of $1,572,815 as compared to the same expenses of $28,256 and $410,474, respectively, incurred and recorded in 2007. We also incurred interests and penalties in connection with the convertible notes in the amount of $577,161 during the year ended December 31, 2008, an increase of $509,562, compared to $67,599 in 2007. In addition, the Company recorded $1,910,396 loss on derivatives for the year ended December 31, 2008, resulting from the December 30, 2008 Amendment entered into with the Noteholders of the Secured Convertible Notes. The Amendment changed the original fixed conversion price to a variable conversion price, which has been accounted for in accordance with derivative liabilities accounting and measured at fair value using Black-Scholes option pricing model.  During the year 2008, the other interest expense decreased by $19,143, accrued related parties interest decreased by $6,697 and other decreased by $20,462, which related to non-operating expense and interest income increased by  $1,182 as compared those from the year of 2007.

Liquidity and Capital Resources

Cash flow used in operations for the year ended December 31, 2008 was $215,388, compared to $1,839,560 for the year ended December 31, 2007. This was mainly due to that 2007 was the first year that the Company was in full operation, which required more up front prepayments. As a result, the Company prepaid more expenses in 2007 than that of 2008. As a first year in full operation, the Company also kept a higher inventory balance at December 31, 2007 than the balance at December 31, 2008.

On September 12, 2007, we entered into Subscription Agreements with 3 accredited investors for the purchase and sale of $1,155,000 of secured convertible promissory notes for the aggregate purchase price of $750,000. We received net proceeds from the issuance of the secured convertible promissory notes of $652,237. As part of the financing, we also issued to the purchasers an aggregate of 1,155,000 Class A Common Stock Purchase Warrants and 1,155,000 Class B Common Stock Purchase Warrants. The Class A Common Stock Purchase Warrants are exercisable at a price of $0.75 (amended on December 30, 2008) per share at any time until September 12, 2012 and the Class B Common Stock Purchase Warrants are exercisable at a price of $0.75 (amended on December 30, 2008)  per share at any time until September 12, 2012. The warrants include a cashless exercise provision which is triggered after March 12, 2008 as well as “full ratchet” antidilution provisions with respect to certain securities issuances.

In accordance with the terms of the Subscription Agreements, on October 31, 2007, we issued additional secured convertible promissory notes in the principal amount of $1,155,000 for the aggregate purchase price of $750,000. We received net proceeds from the issuance of the additional secured convertible promissory notes of $707,488. We also issued to the purchasers an aggregate of 1,155,000 Class A Common Stock Purchase Warrants and 1,155,000 Class B Common Stock Purchase Warrants. The Class A Common Stock Purchase Warrants are exercisable at a price of $0.75 (amended on December 30, 2008) per share at any time until September 12, 2012 and the Class B Common Stock Purchase Warrants are exercisable at a price of $0.75 (amended on December 30, 2008) per share at any time until September 12, 2012. The warrants include a cashless exercise provision which is triggered after March 12, 2008 as well as “full ratchet” antidilution provisions with respect to certain securities issuances.

The Company commenced the repayment of the Notes and interests on March 19, 2008. As of December 31, 2008, the Company paid $572,255 in total to the Notes holders, such payments representing the loan principal of $539,250, the loan interest of $13,005 and the fee of $20,000. The unpaid Notes balance is $1,770,750 at December 31, 2008. The Company is in default of its agreed monthly repayment of the Notes and the accrued and unpaid interests, effective in June 2008. The accumulated scheduled payments in arrears to investors amounted to $1,342,743 at December 31, 2008. The Company accrued a penalty of $67,137 for unpaid debt balance at December 31, 2008. In addition, the Company accrued a mandatory redemption penalty of $354,150 for unpaid principle balance at December 31, 2008. The Company is currently in default on the Notes and accrued interest, which became due in full amount effective March 12, 2009.

On March 4, 2008, the Board has determined that it is in the best interests of the Company to raise up to $12,150,000 in capital pursuant to a private placement held under Regulation S promulgated under the Securities Act of 1933, as amended (the “Act”) by offering for sale up to 9,000,000 shares of the Company’s common stock at a purchase price of $1.35 per share. As of December 31, 2008, the Company issued 1,300,024 shares of its common stock to eighteen subscribers and received gross proceeds of $1,755,032.  The cost in connection with this private placement totaled to $408,040 for the year ended December 31, 2008, which representing the finder fee, commissions and legal fees incurred and paid as of December 31, 2008. If we do not raise at least $2,500,000 and still desire to redeem the secured convertible promissory notes and warrants, we would be required to use our limited working capital and additional loans from our officers or directors to redeem said notes and warrants.

On December 30, 2008, the Company entered into an amendment with the holders of its secured convertible promissory notes. The Amendment changed the original fixed conversion price of $1.00 per share to the lesser of the closing bid price of the Company’s common stock on the day prior to conversion date or $0.80 per share, subject to further reduction as described in the original Notes. All the other terms of the notes remain unchanged in full force and effect. The Amendment also changed the exercise price of the Class A warrants from the original $0.81 per share to $0.75 per share, and the exercise price of Class B warrants from the original $1.13 per share to $0.75 per share.

During the year ended December 31, 2007, the Company received net loans totaling $579,300, primarily from its two executive officers, Mr. Guo Fan, our president and chief executive officer and Mr. Tao Fan, our chief operating officer. During the year ended December 31, 2008, the Company repaid net loans totaling $522,439 to our two executive officers. As of December 31, 2008 and 2007, the accrued interest payable included in the accounts payable and accrued expenses caption was $79,325 and $46,128, respectively. Also included in the accounts payable and accrued expenses at December 31, 2008 and 2007, are accrued salaries in the amount of $191,667 and $91,667 owed to our Chief Executive Officer. Such salaries were made payable pursuant to an Employment Agreement between the Company and Mr. Guo Fan, dated February 1, 2007, pursuant to which the Company memorialized the employment of Mr. Guo Fan as its Chairman, President and Chief Executive Officer. Pursuant to said agreement, Mr. Guo Fan will be paid the annual salary of $100,000 during the five year term commencing February 1, 2007.

On July 16, 2008, the Company signed a website platform development contract with Ziya Company, a Chinese information technology company located in Hang Zhou, China. The Company and Ziya will work jointly in the development of a state-of-the-art, online gaming transaction platform to be utilized internally by Qianbao in the marketing of online prepaid game card products throughout Chongqing and other major cities in China. On July 29, 2008, the Company paid Ziya Company CNY 1,000,000, approximately $146,570 (translated as of December 31, 2008) to initiate the Ziya platform expansion project. The estimated development period is for nine months. The website platform has been in testing stage since February 2009. We expect to finish the testing by the end of June 2009. However, there is no assurance that our testing will be successful.

Lack of Insurance

The Company currently has no insurance in force for its office facilities and operations and it cannot be certain that it can cover the risks associated with such lack of insurance or that it will be able to obtain and/or maintain insurance to cover these risks at economically feasible premiums.

Going Concern

The Company has incurred a net loss of $5,376,835 and $11,305,479, which included the amortization of deferred financing cost and amortization of debt discount and cash discount of $2,011,545 and $438,730 for the years ended December 31, 2008 and 2007, respectively; the loss on derivatives of $1,910,396 and $0 for the years ended December 31, 2008 and 2007, respectively.  The Company has incurred significant losses and had negative cash flow from operations since April 24, 2006 (date of inception) and has an accumulated deficit of $16,980,078 at December 31, 2008. In addition, as of December 31, 2008, the Company has a working capital deficiency of $2,569,327 and delinquency in scheduled repayments of the Convertible Notes payable, accrued interests and penalties of $2,470,559. Substantial portions of the losses are attributable to consulting and professional fees.  Furthermore, the Company’s gross margin rate from its current operations was very low.  It was approximately 2.1% and 2.5% for the year ended December 31, 2008 and 2007, respectively.  These factors raised substantial doubt about the Company’s ability to continue as going concern.

The Company is currently in default on the Convertible Notes and accrued interest, which became due in full amount effective March 12, 2009. The Company is currently negotiating with the Convertible Notes holders and or investors to restructure its current indebtedness to extend and or modify the existing terms. In addition, the Company’s continued existence is dependent upon management’s ability to develop profitable operation and resolve its liquidity problems.

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

During 2008, the Company received net proceeds totaling $1,346,992 from a private placement held under Regulation S promulgated under the Securities Act of 1933, as amended (the “Act”) after the payment of the offering cost of $408,040.

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

Critical Accounting Policies and Estimates

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our consolidated financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

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

Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (R) (revised 2004) “Share-Based Payment” which requires the measurement and recognition of compensation expense for all share-based payment awards made and or to be made to employees and directors (if any) including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values. The Company does not have any employee stock options and employee stock purchases plans at December 31, 2008 and 2007.

We use the fair value method for equity instruments granted to non-employees (if any) and will use the Black-Scholes model for measuring the fair value of options and or, warrants, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

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

Accounting for Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 "Accounting for Derivative Instruments and Hedging Activities" and related interpretations including EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock".

The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market at each balance sheet date and recorded as a liability.  If the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and its fair value is reclassified to equity.  Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements " ("SFAS No. 157" ) and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s consolidated financial position, results of operations or cash flows.In February 2008, the Financial Accounting Standards Board (the "FASB") issued FASB Staff Position ("FSP") 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.   We have not yet determined the impact that the implementation of FSP 157-2 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows. The partial adoption of SFAS No. 157 and the adoption of SFAS No. 159 did not have a material impact on the Company's consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, "Accounting for Collaborative Arrangements" (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity's rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB" issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company has not yet evaluated the potential impact of adopting SFAS No. 161 on its consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.   The Company is required to adopt FSP 142-3 on January 1, 2009.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  The Company is currently evaluating the impact of FSP 142-3 on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  The Company does not expect the adoption of SFAS No. 162 will have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

Off Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Note Applicable

Item 8.	Financial Statements and Supplementary Data

The Company’s audited consolidated financial statements for the years ended December 31, 2008 and 2007 are attached hereto as F-1 through F-23.

PAY88, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Pay88, Inc.
Barnstead, NH

We have audited the accompanying consolidated balance sheets of Pay88, Inc. and Subsidiary (the “Company”), as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pay88, Inc. and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, is in default on its Convertible Notes and accrued interest, and has an accumulated deficit as of December 31, 2008.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Managements’ plans in regard to these matters are also described in Note 1 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

RBSM LLP
Certified Public Accountants

New York, NY
March 27, 2009

PAY88, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$159,071	$124,108
Accounts receivable, net of allowance of $16,693 and $13,453, as of December 31, 2008 and 2007, respectively	969,850	556,623
Inventories	372,058	476,308
Prepaid expense	189,575	656,674
Total Current Assets	1,690,554	1,813,713

Property and Equipment, Net	471,289	490,453
Other Assets
Website platform development	146,570	-
Deferred financing cost - net	-	112,019
Total Other Assets	146,570	112,019

TOTAL ASSETS	$2,308,413	$2,416,185

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,248,780	$406,043
Convertible notes payable, net of unamortized discount of $0 and $1,667,902 as of December 31, 2008 and 2007, respectively	1,770,750	64,607
Derivative liabilities - current	815,284	-
Loan payable - related parties	425,067	947,506
Total Current Liabilities	4,259,881	1,418,156

Long Term Liabilities:
Convertible notes payable, net of unamortized discount of $0 and $231,624 as of December 31, 2008 and 2007, respectively	-	345,867
Derivative liabilities	1,095,112	-
TOTAL LIABILITIES	5,354,993	1,764,023

Commitments and Contingencies	-	-

Stockholders' (Deficit) Equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized, No shares issued and outstanding as of December 31, 2008 and 2007	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 32,201,691 shares and 30,766,667 shares, issued and outstanding as of December 31, 2008 and December 31, 2007, respectively	32,202	30,767
Additional paid-in capital	13,675,643	12,153,261
Accumulated deficit	(16,980,078)	(11,603,243)
Accumulated other comprehensive income	225,653	71,377
Total Stockholders' (Deficit) Equity	(3,046,580)	652,162
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$2,308,413	$2,416,185

The accompanying notes are an integral part of these consolidated financial statements.

PAY88, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Net Sales	$19,711,896	$8,394,409
Cost of Sales	19,292,693	8,185,938
Gross Profit	419,203	208,471
Operating Expenses:
Common stock issued for consulting services	176,825	10,133,332
Payroll and related expenses	383,087	330,447
Professional fees	348,122	249,988
Selling expenses	20,903	24,369
Other general and administrative expenses	239,450	183,623
Total Operating Expenses	1,168,387	10,921,759
Loss From Operations	(749,184)	(10,713,288)

Other Income (Expenses):
Interest income	2,037	855
Interest expense	(2,680,120)	(528,832)
Interest expense - related parties	(28,420)	(35,117)
Loss on derivatives	(1,910,396)	-
Other	-	(20,462)
Total Other Income (Expense)	(4,616,899)	(583,556)
Net Loss Before Income Tax	(5,366,083)	(11,296,844)
Provision for income tax	10,752	8,635
Net Loss	$(5,376,835)	$(11,305,479)

Net loss per share - basic and diluted	$(0.17)	$(0.72)
Weighted average shares outstanding - basic and diluted	31,701,823	15,597,717
Comprehensive Loss:
Net loss	$(5,376,835)	$(11,305,479)
Other comprehensive income	154,276	57,712
Comprehensive Loss	$(5,222,559)	$(11,247,767)

The accompanying notes are an integral part of these consolidated financial statements.

PAY88, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND  2007

	Preferred Stock		Common Stock		Paid - in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance - December 31, 2006	5,000,000	$5,000	10,100,000	$10,100	$535,596	$(297,764)	$13,665	$266,597
Relative fair value of warrants and beneficial conversion feature	-	-	-	-	1,500,000	-	-	1,500,000
Common stock issued for consulting services	-	-	6,666,667	6,667	10,126,665	-	-	10,133,332
Conversion of Series Aprefererred stocks to common stock	(5,000,000)	(5,000)	14,000,000	14,000	(9,000)	-	-	-
Comprehensive Income (Loss):
Net loss for the year	-	-	-	-	-	(11,305,479)	-	(11,305,479)
Foreign currency translation adjustment	-	-	-	-	-	-	57,712	57,712
Balance - December 31, 2007	-	-	30,766,667	30,767	12,153,261	(11,603,243)	71,377	652,162
Regulation S offering	-	-	1,300,024	1,300	1,753,732	-	-	1,755,032
Regulation S offering cost	-	-	-	-	(408,040)	-	-	(408,040)
Common stock issued for consulting services	-	-	135,000	135	158,490	-	-	158,625
Relative fair value of warrants issued for consulting services	-	-	-	-	18,200	-	-	18,200
Net loss for the year	-	-	-	-	-	(5,376,835)	-	(5,376,835)
Foreign currency translation adjustment	-	-	-	-	-	-	154,276	154,276
Balance - December 31, 2008	-	$-	32,201,691	$32,202	$13,675,643	$(16,980,078)	$225,653	$(3,046,580)

The accompanying notes are an integral part of these consolidated financial statements.

PAY88, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Cash Flows from Operating Activities:
Net loss	$(5,376,835)	$(11,305,479)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Bad debt expense	2,269	11,657
Depreciation and amortization	61,822	47,282
Loss on derivatives	1,910,396	-
Amortization of deferred financing cost	112,019	28,256
Amortization of debt discount and cash discount	1,899,526	410,474
Common stock issued for consulting services	158,625	10,133,332
Fair value of warrants issued for consulting services	18,200	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(415,496)	(516,388)
Decrease (increase) in inventories	104,250	(350,503)
Decrease (increase) in prepaid expense	467,099	(610,918)
Increase in accounts payable and accrued expenses	842,737	312,727
Net Cash Used in Operating Activities	(215,388)	(1,839,560)

Cash Flows from Investing Activities:
Capital expenditures	(9,935)	(26,501)
Website platform development	(146,570)	-
Net Cash Used in Investing Activities	(156,505)	(26,501)

Cash Flows from Financing Activities
Proceeds from issurance of convertible debt	-	1,500,000
Deferred finance costs	-	(140,275)
Proceeds from Regulation S offering	1,755,032	-
Cost of Regulation S offering	(408,040)	-
Proceeds of loans payable - related parties	-	579,300
Repayment of convertible loan	(539,250)	-
Repayment of loans payable - related parties	(522,439)	-
Net Cash Provided by Financing Activities	285,303	1,939,025

Effect of Exchange Rate Changes on Cash	121,553	34,060
Net Increase in Cash and Cash Equivalents	34,963	107,024
Cash and Cash Equivalents - Beginning of Period	124,108	17,084

Cash and Cash Equivalents - End of Period	$159,071	$124,108

Supplemental Cash Flow Information:
Interest Paid	$33,005	$22,474
Income taxes	$11,453	$5,172

Supplemental Disclosures of Cash Flow Information:
Non Cash Financing and Investing Activities
Discount on convertible debt	$-	$1,500,000
Preferred Stocks Converted	$-	$(5,000)
Conversion of Series A Preferred Stocks to Common Stock	$-	$14,000

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

The 5,000,000 shares of Pay88 Series A Preferred Stock was convertible into 14,000,000 shares of Pay88 common stock (see Note 10). The holders of shares of Series A Preferred Stock were entitled to the number of votes equal to the number of shares of common stock into which such shares of Series A Preferred Stock could be converted.  With the issuance of the 5,000,000 shares of Pay88 Series A Preferred Stock, Qianbao’s stockholders have voting control of Pay88 (approximately 58%) and therefore the acquisition was accounted for as a reverse acquisition. The combination of the two companies is recorded as a recapitalization of Qianbao pursuant to which Qianbao is treated as the continuing entity although Pay88 is the legal acquirer.  Accordingly, the Company’s historical financial statements are those of Qianbao.

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

Pay88, Inc. and Chongqing Qianbao Technology Ltd. are hereafter collectively referred to as (the “Company”).

Consolidation

The accompanying consolidated financial statements included the accounts of Pay88 (Parent) and its sole wholly-owned subsidiary (“Qianbao”). All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 1 – Basis of Presentation (Continued)

Going Concern

The Company has incurred a net loss of $5,376,835 and $11,305,479, which included the amortization of deferred financing cost and amortization of debt discount and cash discount of $2,011,545 and $438,730 for the years ended December 31, 2008 and 2007, respectively; the loss on derivatives of $1,910,396 and $0 for the years ended December 31, 2008 and 2007, respectively, resulting from the December 30, 2008 Amendment made to its secured convertible promissory notes’ conversion price and the exercise price of the warrants under the provisions of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (see Notes 6 and 7).  The Company has incurred significant losses and had negative cash flow from operations since April 24, 2006 (date of inception) and has an accumulated deficit of $16,980,078 at December 31, 2008. In addition, as of December 31, 2008, the Company has a working capital deficiency of $2,569,327 and delinquency in scheduled repayments of the Convertible Notes payable, accrued interests and penalties of $2,470,559. Substantial portions of the losses are attributable to consulting and professional fees.  Furthermore, the Company’s gross margin rate from its current operations was very low.  It was approximately 2.1% and 2.5% for the year ended December 31, 2008 and 2007, respectively.  These factors raised substantial doubt about the Company’s ability to continue as going concern.

The Company is currently in default on the Convertible Notes and accrued interest, which became due in full amount effective March 12, 2009. The Company is currently negotiating with the Convertible Notes holders and or investors to restructure its current indebtedness and extend and or modify the existing terms. In addition, the Company’s continued existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

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

For the year ended December 31, 2008, the Company received net proceeds totaling $1,346,992 from its regulation S offering after the payment of the offering cost of $408,040.

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

Going Concern (Continued)

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Reclassifications

Certain reclassifications have been made to prior year’s consolidated financial statements and notes thereto for comparative purposes to confirm with current year’s presentation. These reclassifications have no effect on previously reported results of operations.

NOTE 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents.

Allowance for Doubtful Account

The Company’s receivables primarily consist of accounts receivable from its prepaid online video game cards sales.  Accounts receivable are recorded at invoiced amount and generally do not bear interest.  Bad debts and allowances are provided based on historical experience, management’s evaluation of the outstanding accounts receivable and the estimated amount of probable losses due to the inability to collect from customers.  The management periodically evaluates past due or delinquency of accounts receivable if any in evaluating its allowance for doubtful accounts.  The Company had allowance for doubtful account of $16,693 and $13,453 at December 31, 2008 and 2007, respectively.

Inventories

Inventories consist primarily of purchased game cards. Inventories are carried at the lower of cost or market using the first-in, first-out method.

Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (R) (revised 2004) "Share-Based Payment" which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values. The Company does not have any employee stock options and employee stock purchases plans at December 31, 2008 and 2007, respectively.

Property and Equipment

Property and equipment is stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”).  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Prepaid customer deposits and game credits in the amount of $135 and $2,359 were deferred until the credits are used as of December 31, 2008 and 2007, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Adverting costs amounted to $1,825 and $5,931 for the years ended December 31, 2008 and 2007, respectively.

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

Foreign Currency Translation

The financial statements of the Company are translated pursuant to SFAS No. 52 – “Foreign Currency Translation.” The Company’s sole wholly-owned subsidiary, Qianbao is located and operated in China. The Chinese Yuan is the functional currency.  The financial statements of Qianbao are translated to U.S. dollars using year-end exchange rates (published by the Federal Reserve Bank) for assets and liabilities, and average exchange rates (published by the Federal Reserve Bank) for revenues, costs and expenses.  Translation gains and losses are deferred and recorded in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other that the functional currency are included in the consolidated results of operations.  There is no material foreign currency transaction gain or loss for the years ended December 31, 2008 and 2007.

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

Diluted loss per share is computed similarly to basic loss per share except that it includes the potential dilution that could occur if dilutive securities were converted.  Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (convertible debt – $1,770,750 and $2,310,000 at December 31, 2008 and 2007, respectively, warrants – 4,720,000 and 4,620,000, at December 31, 2008 and 2007, respectively, and derivative liabilities associated with the variable conversion price on the convertible debt, accrued interest and penalties of $815,284 and $0 for convertible shares of 9,502,150 and 0 at December 31, 2008 and 2007, respectively), are anti-dilutive.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash items, accounts receivable, payables and accrued liabilities and short-term borrowings including the convertible notes payable approximate fair value due to the short-term nature of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements " ("SFAS No. 157" ) and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s consolidated financial position, results of operations or cash flows. The estimated fair values of the convertible notes payable and loan payable – related parties approximate their carrying value due to their current nature at December 31, 2008.

The Company’s derivatives are recorded in the consolidated balance sheets at fair value in current liabilities and long term liabilities. The fair value of derivatives were determined using Black-Scholes Model.

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

Accounting for Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations included EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.

The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market at each balance sheet date and recorded as a liability. If the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and its fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements " ("SFAS No. 157") and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s consolidated financial position, results of operations or cash flows.  In February 2008, the Financial Accounting Standards Board (the "FASB") issued FASB Staff Position ("FSP") 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.   We have not yet determined the impact that the implementation of FSP 157-2 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows. The partial adoption of SFAS No. 157 and the adoption of SFAS No. 159 did not have a material impact on the Company's consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, "Accounting for Collaborative Arrangements" (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity's rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on its consolidated financial position, results of operations or cash flows.

Recent Accounting Pronouncements (Continued)

In March 2008, the FASB" issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company has not yet evaluated the potential impact of adopting SFAS No. 161 on its consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.   The Company is required to adopt FSP 142-3 on January 1, 2009.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  The Company is currently evaluating the impact of FSP 142-3 on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  The Company does not expect the adoption of SFAS No. 162 will have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 - Inventories

Inventories consist of the following:

	December 31, 2008	December 31, 2007

Purchased game cards	$372,058	$476,308

All inventories are consisted of finished products. There was no valuation allowance for inventory loss at December 31, 2008 and 2007 as most of the purchased inventories are sold within one month.

NOTE 4 - Property and Equipment

Property and equipment is summarized as follows:

	Estimated	December 31,	December 31,
	Useful Lives	2008	2007

Office Units and Improvement	31	$449,931	$420,830
Furnitures and Fixtures	5	9,932	8,878
Office Equipment	3	103,348	89,987
Software	3	35,153	30,785
Automobile	5	7,252	6,783
		605,616	557,263
Less: Accumulated Depreciation		134,327	66,810
		$471,289	$490,453

Depreciation and amortization expense was $61,822 and $47,282 for the years ended December 31, 2008 and 2007, respectively.

The Company purchased three units of office space in July 2006 in Chongqing China. In the People’s Republic of China, land is owned by the State.  The right for the Company to use the land expires in 2037 and may be extended at that time. Accordingly, the office units and improvement represent those costs related to the buildings and improvement.

NOTE 5 – Website platform development

On July 16, 2008, the Company signed a website platform development contract with Ziya Company, a Chinese information technology company located in Hangzhou, China. The Company and Ziya will work jointly in the development of a state-of-the-art, online gaming transaction platform to be utilized internally by Qianbao in the marketing of online prepaid game card products throughout Chongqing and other major cities in China. On July 29, 2008, the Company paid Ziya Company 1,000,000 RMB, approximately $146,570 (translated as of December 31, 2008) to initiate the website platform project. The estimated development period is for nine months.  The Company is applying the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use”, and the Emerging Issues Task Force Issue (“EITF”) No. 00-02, “Accounting for Website Development Costs”.  The rules specify different stages of development and the related accounting guidance that accompanies each stage.  Purchased third party software and related implementation costs and internal and external costs incurred related to the application development stage are capitalized and included in other assets under the caption of Website platform development.  Such capitalized costs will be amortized using the straight-line method over three years of the estimated useful life after the new platform is in use.  All costs incurred in the planning stage are expensed as incurred and those costs to be incurred in the operating stage will be expensed as incurred.

NOTE 5 – Website platform development (Continued)

The website platform has been in testing stage since February 2009. We expect to finish the testing by the end of June 2009. However, there is no assurance that our testing will be successful.

NOTE 6 - Convertible Debt

Convertible debt consists of the following:

	December 31,	December 31,
	2008	2007

Convertible notes payable
net of unamortized discount of $0 and $1,899,526, respectively	$1,770,750	$410,474
Less: current portion	1,770,750	64,607
Long term portion due after one year	$-	$345,867

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

Both of the Notes bear interest at the rate of prime plus 4% per annum (9% per annum at December 31, 2008), payable in either (a) cash equal to 110% of 8.33% of the initial principal amount or (b) absent any event of default, in shares of the Company’s common stock at the lesser of (i) $1.00 per share or (ii) 80% of the average of the closing bid prices of the Company’s common stock for the 20 trading days preceding the payment date at the option of the Company. Said payments commence on March 12, 2008 and all accrued but unpaid interest and any other amounts due thereon is due and payable on March 12, 2009, or earlier upon acceleration following an event of default, as defined in the Notes. The Company is in default on the Notes and accrued interest, which became due on March 12, 2009 (See Note 15).

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

NOTE 6 - Convertible Debt (Continued)

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

Payment of the Notes along with the Company’s other obligations to the Purchasers is secured by all the assets of the Company and of its wholly-owned subsidiary Chongqinq Qianbao Technology Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Qianbao”). Such obligations are also secured by a pledge of all the shares the Company holds in Qianbao and the Company’s 13,860,000 shares of common stock which was converted from 4,950,000 shares of Series A Preferred Stock during 2007 (see Note 9), as well as personal guaranties of Guo Fan, the Chief Executive Officer and a director of the Company, and by Tao Fan, the Chief Executive Officer of Qianbao and Chief Operating Officer and a director of the Company.

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

In connection with the first and second convertible debts, the Company recorded a cash discount of $810,000 and deferred finance costs of $140,275. Such deferred finance costs are being amortized over the life of the related debt. The Company also recorded a deferred debt discount in the amount of $1,500,000 to reflect the beneficial conversion feature of the convertible debt and the value of the warrants. The beneficial conversion feature was recorded pursuant to Emerging Issues Task Force (“EITF”) 00-27: “Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments”. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded the amount of $333,533 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the relative fair value of the warrants $1,166,467 was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as addition to paid-in capital. Unamortized amount of beneficial conversion feature and relative fair value of the warrants was $194,017 at December 31, 2008, which have been written off due to the default condition at December 31, 2008.

The Company is amortizing the discounts over the term of the debt in accordance with EITF 00-27 quidance.  Amortization of the debt and cash discount for the years ended December 31, 2008 and 2007 was $1,676,446 and $410,474, respectively, and the amortization is reported as a component of interest expense. Amortization of deferred finance costs for the year ended December 31, 2008 and 2007 amounted to $107,089 and $28,256, respectively, and is reported as a component of interest expense. An unamortized deferred finance cost of $4,930 was written off due to the default condition at December 31, 2008.

NOTE 6 - Convertible Debt (Continued)

The Company commenced the repayment of the Notes and interests on March 19, 2008. As of December 31, 2008, the Company paid $572,255 in total to the note holders, such payments representing the loan principal of $539,250, the loan interest of $13,005 and the fee of $20,000. The unpaid Notes balance is $1,770,750 at December 31, 2008. The Company is in default of its agreed monthly repayment of the Notes and the interests effective in June 2008. The accumulated scheduled payments in arrear to the Note holders or investors amounted to $1,342,743 at December 31, 2008. The Company accrued a penalty of $67,137 for underpaid debt balance at December 31, 2008. In addition, the Company accrued a mandatory redemption penalty of $354,150 for unpaid principal balance at December 31, 2008.

On December 30, 2008, the Company entered into an amendment (the “Amendment”) with the holders of its secured convertible promissory notes. The Amendment changed the original fixed conversion price of $1.00 per share to the lesser of the closing bid price of the Company’s common stock on the day prior to conversion date or $0.80 per share, subject to further reduction as described in the original Notes. All the other terms of the notes remain unchanged in full force and effect. The Amendment also changed the exercise price of the Class A warrants from the original $0.81 per share to $0.75 per share, and the exercise price of Class B warrants from the original $1.13 per share to $0.75 per share. Due to default on its Convertible Notes payment, the Company wrote off the balance of unamortized beneficial conversion feature and relative fair value of the warrants totaled $194,017 and unamortized cash discount of $29,062 at December 31, 2008.

NOTE 7 – Derivative Liabilities

The Company is accounting for the amended variable conversion price in the Convertible Notes, accrued and unpaid interest and penalties and the associated warrants as derivative liabilities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” due to the fact that the conversion features have a variable conversion price as a result of the Company’s Amendment made on the Convertible Notes dated December 30, 2008 (see Note 6), measured at fair value using the Black-Scholes option pricing model. The Company also determined that the warrants did not meet the conditions for equity classification because these instruments did not meet all of the criteria necessary for equity classification, hence the conversion feature could result in a variable number of shares to be issued upon conversion. This condition, which is outside of the Company’s control, could impact the Company’s ability to maintain the appropriate level of reserved shares in place required for the warrants. This could result in the need for the Company to obtain approval from its shareholders to increase its authorized share capital to accommodate the appropriate reserves for shares issuable upon exercise of the warrants. Since shareholder approval for this increase of authorized share capital cannot be guaranteed, the warrants, in accordance with EITF 00-19, need to be classified as a liability on the Company balance sheet, measured at fair value using the Black-Scholes option pricing model.

The Company combined all embedded features resulting from the December 30, 2008 Amendment that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. Derivative liabilities at December 31, 2008 consist of the following:

Fair Value
Benefical conversion feature	$815,284
Warrants	1,095,112
Total derivative liabilities	1,910,396
Less: current liabilities	815,284
Long term liabilities	$1,095,112

NOTE 7 – Derivative Liabilities (Continued)

The significant assumptions used in Black – Scholes Model to determine the fair values of derivative liabilities as a result of the Amendment are as follows:

Risk-free interest rate	1.47%
Expected stock price volatility	192.04%
Expected dividend payout	$ -
Expected life	72 days to 3.7 years

NOTE 8 - Loans Payable – Related Parties

Loans payable to related parties consist of the following:

	December 31,	December 31,
	2008	2007
Chief Executive Officer of the Company bearing interest at 5% per annum, payable on demand	$324,725	$444,725
Chief Operating Officer of the Company bearing interest at 6% per annum payable on demand	19,957	422,396
Chief Executive Officer of the Company bearing interest at 5% per annum, payable on August 31, 2008	80,385	80,385
Total loan payable - related parties	425,067	947,506
Less: current portion	425,067	947,506
Long-term portion	$-	$-

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

NOTE 9 - Commitments and Contingencies (Continued)

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

NOTE 10 - Stockholders’ Equity (Continued)

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

On March 4, 2008, the Company has determined  to raise up to $12,150,000 in capital pursuant to a private placement held under Regulation S promulgated under the Securities Act of 1933, as amended (the “Act”) by offering for sale up to 9,000,000 shares of the Company’s common stock at a purchase price of $1.35 per share.  The Company has issued 1,300,024 shares of its common stock during the year ended December 31, 2008, to eighteen subscribers and received gross proceeds of $1,755,032.  The cost in connection with this private placement totaled to $408,040 for the year ended December 31, 2008, which representing the finder fee, commissions and legal fees incurred and paid as of December 31, 2008.

On July 1, 2008, the Company entered into a six-month period consulting agreement with Consulting For Strategic Growth 1, Ltd (the “Consultant”), pursuant to which the Consultant will provide the Company with investor relations/media relations services. In consideration for such services, the Company agreed to issue 22,500 restricted shares per month for the term of six months. In addition, the Company will issue a three years warrant to purchase 100,000 share of common stock at a purchase price of $4.25 per share. As of December 31, 2008, the Company has issued 135,000 shares of its common stock to Strategic Growth 1, Ltd. The shares issued in consideration for services rendered were valued at $158,625, based on the closing price of the issuance date.

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

Note 11 - Option and Warrants

Warrants

A summary of the status of the Company’s warrants is presented below:

	Date of Issuance	Number of Warrants	Weighted Average Exercise Price	Weighted Average Exercise Price
			Original	Amended
Outstanding, January 1, 2007		-	$-	$-
Issued, Class A warrants	9/12/2007	1,155,000	0.81	0.75
Issued, Class B warrants	9/12/2007	1,155,000	1.13	0.75
Issued, Class A warrants	10/31/2007	1,155,000	0.81	0.75
Issued, Class B warrants	10/31/2007	1,155,000	1.13	0.75
Outstanding, December 31, 2007		4,620,000	$0.97	$0.75
Amended in December 30, 2008		4,620,000		0.75
Warrants issued for consulting service	12/31/2008	100,000		4.25
Outstanding, December 31, 2008		4,720,000		$0.82

Warrants outstanding and exercisable by price range as of December 31, 2008:

Class	Number	Average Weighted Remaining Contractual Life in Yrs	Exercise Price	Number	Weighted Average Exercise Price
A	2,310,000	3.71	$0.75	2,310,000	$0.75
B	2,310,000	3.71	0.75	2,310,000	0.75
	100,000	3.00	4.25	100,000	4.25
	4,720,000			4,720,000	$0.82

The Company issued 4,620,000 warrants in connection with the sale of $2,310,000 principal convertible promissory notes. These warrants were valued at approximately $5,334,000, of which $1,166,467 was recorded as reduction to the carrying amount of convertible debt as debt discount to be amortized over the life of the related debt.

The Company recorded the fair value of $18,200 for 100,000 shares of Company’s warrants issued to Strategic Growth1, Ltd. at December 31, 2008. It was recorded as a consulting expense and an addition to Additional Paid-in Capital.

The fair value of these warrants and significant assumptions used to determine the fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions:	Warrants Issued at 09/12/2007	Warrants Issued at 10/31/2007	Warrants Issued at 12/31/2008
Risk-free interest rate	4.11%	4.11%	1.47%
Expected stock price volatility	192.04%	192.04%	192.04%
Expected dividend payout	$-	$-	$-
Expected option life-years	5	5	3

NOTE 12 - Related Party Transactions

Accounts Payable

Accrued interest payable related to the loans due to the officers (see Note 8) have been included in accounts payable, which amounted to $79,325 and $46,128 at December 31, 2008 and 2007, respectively.

Accrued salary payable to the CEO of the Company was $191,667 and $91,667 at December 31, 2008 and 2007, respectively.

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

NOTE 13 - Concentration of Credit Risk

The Company maintains cash balances in various banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear all risk if any of these banks become insolvent. As of December 31, 2008, the Company’s uninsured cash balance was $154,876.

NOTE 14 - Income Taxes

The provision for income tax in the amount of $10,752 and $8,635 for the years ended December 31, 2008 and 2007, respectively, were related to foreign income tax incurred and or paid to the Chinese tax agent. The Company’s income tax was assessed on the base of 13% of gross profit, which multiplied by the applicable tax brackets.

At December 31, 2008, the Company had available net operating loss carry-forward for Federal tax purposes of approximately $1,464,000, which may be applied against future taxable income, if any, during the maximum twenty years carry-forward period through the year of 2028. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

At December 31, 2008, the Company had available foreign net operating loss carry-forward of approximately $1,206,000, which may be applied against future foreign taxable income, if any, during the maximum five years carry-forward period through the year of 2013. The utilization of the foreign tax loss carry-forwards are subject to the tax regulations of China, which, among other things, may require approval by the regulation agency of the utilization.

At December 31, 2008, the Company has deferred tax assets of approximately $800,000 representing the benefit of its federal, state and foreign net operating loss carry-forwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $372,000 during 2008.

NOTE 15 - Subsequent Events

On October 7, 2008, the Company entered into a letter of intent agreement with Chongqing Aomei Advertising Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Aomei”), pursuant to which the Company intends to acquire from Aomei certain assets, including, intellectual property rights, advertising rights and client groups, in consideration for the issuance of a certain number of shares of the Company’s common stock to be mutually agreed upon after the Company has completed its due diligence investigation of Aomei and its assets. Due to the current market conditions, the Company did not take further actions as of March 15, 2009.

The Company is currently in default on the Convertible Notes and accrued interest, which became due in full amount effective March 12, 2009. As of March 12, 2009, the unpaid convertible notes payable balance is $1,770,750; unpaid accrued interest is $309,522; and unpaid accrued penalty interest is $438,509. The Company is currently negotiating with the Convertible Notes holders and or investors to seek ways to resolve the default issue. However, there can be no assurance that the Company will be successful with the negotiation with the Convertible Notes holders.

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

Item 9A (T).	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures are effective at a reasonable assurance level based on his evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of December 31, 2008, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2008.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

During the year ended December 31, 2008, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

The Company’s management, including the chief executive officer and principal financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

Name	Age	Positions and Offices Held

Guo Fan	31	Chairman, President, CEO, and Director

Tao Fan	37	Chief Operating Officer and Director

Gordon Preston	66	Director, Secretary

Shiqing Fu	45	Director

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

Compliance with Section 16(a) of the Exchange Act

Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, our directors and executive officers and any persons holding more than 10% of our common stock are required to file with the SEC reports of their initial ownership of our common stock and any changes in ownership of such common stock. Copies of such reports are required to be furnished to us. Based solely upon a review of Forms 3, 4 and 5 furnished to Pay88, Pay88 is unaware of any persons who during the fiscal year ended December 31, 2008 were directors, officers, or beneficial owners of more than ten percent of the common stock of Pay88 who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during such fiscal year.

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

We have no pension, health, annuity, bonus, insurance, equity incentive, non-equity incentive, stock options, profit sharing or similar benefit plans. No stock options or stock appreciation rights were granted to any of our directors or executive officers during the period from the date of our incorporation on March 22, 2005 through December 31, 2008.

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

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Guo Fan President, CEO, CFO	2008	$100,000	0	0	0	0	0	0	$100,000
	2007	$100,000	0	0	0	0	0	0	$100,000
Tao Fan COO	2008	$50,000	0	0	0	0	0	0	$50,000
	2007	$50,000	0	0	0	0	0	0	$50,000

Outstanding Equity Awards

As of December 31, 2008, none of our directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

During the fiscal year ended December 31, 2008, no director received any type of compensation from Pay88. No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments. We have not granted any stock options to any of our officers, directors, or any other persons, but we may grant such options in the future.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of March 16, 2009, the number of shares of common stock beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 32,201,691 shares of our common stock issued and outstanding as of March 16, 2009. Except for the warrants and secured convertible promissory notes issued in the private placement that closed in September 2007 and October 31, 2007, we do not have any other outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Common Stock Outstanding
Guo Fan c/o Pay88, Inc. 1053 North Barnstead Road Barnstead, NH 03225	7,600,000	23.6%

Tao Fan c/o Chongqing Qianbao Technology Co., Ltd. No. 78 1st Yanghe Village Jiangbei District, Chongqing China	1,393,000	4.3%

Gordon Preston c/o Pay88, Inc. 1053 North Barnstead Road Barnstead, NH 03225	0	*

Shiqing Fu c/o Chongqing Qianbao Technology Co., Ltd. No. 78 1st Yanghe Village Jiangbei District, Chongqing China	270,000	*

All directors and executive officers as a group (four persons)	9,263,000	28.7%

* Less than one percent.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Currently, we utilize space in New Hampshire that is provided to us by Mr. Gordon Preston, a director and our Secretary, for a rental fee of $200 per month.

Through December 31, 2008, we owed Guo Fan, our Chief Executive Officer, President, Principal Financial Officer, Chairman and a Director, an aggregate of $324,725, which was made pursuant to an oral agreement with the Company. Pursuant to the oral agreements, the loans bear interest at the rate of 5% per annum and are payable on demand.

On August 31, 2005, Guo Fan lent us $80,385, and in consideration for such loan, we issued to Mr. Fan a promissory note. Said amount bears interest at the rate of 5% per annum and principal and interest are due and payable on August 31, 2008. The promissory note due to our Chief Executive Officer is past due. The management is currently negotiating with the Mr. Guo Fan to extend the maturity date of this note.

As of December 31, 2008, Tao Fan, a director and our Chief Operating Officer, advanced us funds in the amount of $19,957 pursuant to an oral agreement. The advances bear interest at the rate of 6% and are payable on demand.

As of December 31, 2008 and 2007, the accrued interest payable on the above mentioned loans was $79,325 and $46,128, respectively.

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

Audit Fees

RBSM LLP provided audit services to Pay88 in connection with its annual report for the fiscal years ended December 31, 2008 and 2007. The aggregate fees billed by RBSM LLP for the audit of Pay88’s annual financial statements during the fiscal years ended December 31, 2008 and 2007 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q during the fiscal year ended December 31, 2008 were $205,000 and $0, respectively.

Audit Related Fees

RBSM LLP billed no fees in 2008 and 2007 for professional services rendered to Pay88 that are reasonably related to the audit or review of Pay88’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

RBSM LLP billed no fees in 2008 and 2007 for professional services rendered to Pay88 in connection with the preparation of Pay88’s tax returns for the respective periods.

All Other Fees

RBSM LLP billed no fees in 2008 and 2007 for other professional services rendered to Pay88 or any other services not disclosed above.

Audit Committee Pre-Approval

Pay88 does not have a standing audit committee. Therefore, all services provided to Pay88 by RBSM LLP as detailed above, were pre-approved by Pay88’s board of directors.

PART IV

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

10.15
Letter Agreement dated October 7, 2008 by and between Pay88, Inc. and Chongqing Aomei Co., Ltd. (incorporated by reference to Exhibit 10.9 to Pay88’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2008).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 27, 2009.

32.1	Certification pursuant to 18 U.S.C. SECTION 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 27, 2009.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2009.

PAY88, INC.

By.	/s/ Guo Fan
Name:	Guo Fan
Title:	President, Chief Executive Officer, Chairman, and Director (Principal Executive and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guo Fan	Director, President, Chief Executive	March 27, 2009
Name: Guo Fan	Officer and Chairman

/s/ Tao Fan	Director and Chief Operating Officer	March 27, 2009
Name: Tao Fan

/s/ Gordon Preston	Secretary and Director	March 27, 2009
Name: Gordon Preston

/s/ Shiqing Fu	Director	March 27, 2009
Name: Shiqing Fu