Form 10-Q
period 2009-03-31
PAY88
filed 2009-05-20
CIK 1338360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 20, 2009, 33,280,278 shares of common stock, par value $0.001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

PAY88, INC. AND SUBSIDIARY

PAY88, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$59,431	$159,071
Accounts receivable, net of allowance of $27,395 and $16,693, as of March 31, 2009 and December 31, 2008, respectively	1,004,801	969,850
Inventories	306,806	372,058
Prepaid expense	98,098	189,575
Total Current Assets	1,469,136	1,690,554

Property and Equipment, Net	455,160	471,289
Other Assets:
Website platform development	146,400	146,570
Total Other Assets	146,400	146,570

TOTAL ASSETS	$2,070,696	$2,308,413

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,279,590	$1,248,780
Convertible notes payable	1,770,750	1,770,750
Derivative liabilities - current	927,526	815,284
Loan payable - related parties	384,795	425,067
Total Current Liabilities	4,362,661	4,259,881

Long Term Liabilities:
Derivative liabilities	385,254	1,095,112
TOTAL LIABILITIES	4,747,915	5,354,993

Commitments and Contingencies	-	-

Stockholders' Deficit:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized,no shares issued and outstanding as of March 31, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 32,201,691 shares, issued and outstanding as of March 31, 2009 andDecember 31, 2008	32,202	32,202
Additional paid-in capital	13,675,643	13,675,643
Accumulated deficit	(16,608,150)	(16,980,078)
Accumulated other comprehensive income	223,086	225,653
Total Stockholders' Deficit	(2,677,219)	(3,046,580)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,070,696	$2,308,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F – 1

PAY88, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008

Net Sales	$4,104,990	$5,504,080
Cost of Sales	4,055,014	5,371,984
Gross Profit	49,976	132,096
Operating Expenses:
Payroll and related expenses	103,392	93,809
Professional fees	36,618	69,329
Selling expenses	817	1,941
Other general and administrative expenses	69,787	54,139
Total Operating Expenses	210,614	219,218
Loss From Operations	(160,638)	(87,122)

Other Income (Expenses):
Interest income	26	479
Interest expense	(56,761)	(584,197)
Interest expense - related parties	(5,764)	(10,631)
Gain on derivatives, net	597,616	-
Total Other Income (Expense)	535,117	(594,349)
Net Income (Loss) Before Income Tax	374,479	(681,471)
Provision for income tax	2,551	3,508
Net Income (Loss)	$371,928	$(684,979)

Net income (loss) per share - basic	$0.01	$(0.02)
Net income (loss) per share - diluted	$0.01	$(0.02)
Weighted average shares outstanding - basic	32,201,691	30,782,678
Weighted average shares outstanding - diluted	57,474,891	30,782,678
Comprehensive Income (Loss):
Net income (loss)	$371,928	$(684,979)
Other comprehensive (loss) income	(2,567)	77,208
Comprehensive Income (Loss):	$369,361	$(607,771)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F – 2

PAY88, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2008 AND  THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

	Preferred Stock		Common Stock		Paid - in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance - December 31, 2007	-	$-	30,766,667	$30,767	$12,153,261	$(11,603,243)	$71,377	$652,162
Regulation S offering	-	-	1,300,024	1,300	1,753,732	-	-	1,755,032
Regulation S offering cost	-	-	-	-	(408,040)	-	-	(408,040)
Common stock issued for consulting services	-	-	135,000	135	158,490	-	-	158,625
Relative fair value of warrans issued for consulting services	-	-	-	-	18,200	-	-	18,200
Net loss for the year	-	-	-	-	-	(5,376,835)	-	(5,376,835)
Foreign currency translation adjustment	-	-	-	-	-	-	154,276	154,276
Balance - December 31, 2008	-	-	32,201,691	32,202	13,675,643	(16,980,078)	225,653	(3,046,580)
Foreign currency translation adjustment	-	-	-	-	-	-	(2,567)	(2,567)
Net income - three months ended March 31, 2009	-	-	-	-	-	371,928	-	371,928
Balance - March 31, 2009 (Unaudited)	-	$-	32,201,691	$32,202	$13,675,643	$(16,608,150)	$223,086	$(2,677,219)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F – 3

PAY88, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THE THREE MONTHES ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$371,928	$(684,979)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Used in Operating Activities:
Bad debt expense	11,303	1,143
Depreciation and amortization	16,009	14,669
Gain on derivatives, net	(597,616)	-
Amortization of deferred financing cost	-	35,148
Amortization of debt discount and cash discount	-	480,999
Changes in operating assets and liabilities:
Increase in accounts receivable	(45,653)	(369,767)
Decrease (increase) in inventories	65,252	(41,263)
Decrease in prepaid expense	91,477	52,023
Increase in accounts payable and accrued expenses	30,810	98,859
Net Cash Used in Operating Activities	(56,490)	(413,168)

Cash Flows from Investing Activities:
Capital expenditures	-	(9,647)
Net Cash Used in Investing Activities	-	(9,647)

Cash Flows from Financing Activities
Proceeds from Regulation S offering	-	989,018
Cost of Regulation S offering	-	(237,179)
Proceeds from investor deposits	-	84,264
Repayment of convertible notes	-	(65,000)
Repayment of loans payable - related parties	(40,272)	(308,143)
Net Cash (Used in) Provided by Financing Activities	(40,272)	462,960

Effect of Exchange Rate Changes on Cash	(2,878)	63,803
Net (Decrease) Increase in Cash and Cash Equivalents	(99,640)	103,948
Cash and Cash Equivalents - Beginning of Period	159,071	124,108

Cash and Cash Equivalents - End of Period	$59,431	$228,056

Supplemental Cash Flow Information:
Interest Paid	$-	$-
Income taxes paid	$2,405	$-

Supplemental Disclosures of Cash Flow Information:
Non Cash Financing and Investing Activities	$-	$-

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

Pay88, Inc. and Chongqing Qianbao Technology Ltd. are hereafter collectively referred to as (the “Company”).

Consolidation

The accompanying unaudited condensed consolidated financial statements included the accounts of Pay88 (Parent) and its sole wholly-owned subsidiary (“Qianbao”). All significant intercompany accounts and transactions have been eliminated in consolidation.

F – 5

NOTE 1 – Basis of Presentation (Continued)

Going Concern

The net loss from operations was $160,638 and $87,122 for the three months ended March 31, 2009 and 2008, respectively. The Company has had negative cash flow from operations since April 24, 2006 (date of inception) and had an accumulated deficit of $16,608,150 at March 31, 2009. Substantial portions of the losses are attributable to amortization of debt discounts, consulting and professional fees and loss on derivatives. In addition, as of March 31, 2009, the Company had a working capital deficiency of $2,893,525 and delinquency in scheduled repayments of the Convertible Notes payable, accrued interests and penalties of $2,527,320.  Furthermore, the Company’s gross margin rate from its current operations was very low.  It was approximately 1.2% and 2.4% for the three months ended March 31, 2009 and 2008, respectively.  These factors raised substantial doubt about the Company’s ability to continue as going concern.

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

New Accounting Pronouncements Effective January 1, 2009

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”).  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The new standard also improves transparency about how and why a company uses derivative instruments and how derivative instruments and related hedged items are accounted for under Statement No. 133. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted SFAS No. 161 effective on January 1, 2009 and the adoption had no material effect on our unaudited condensed consolidated financial position, results of operations or cash flows.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). In SFAS No. 160, the FASB established accounting and reporting standards that require non-controlling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS No. 160 is effective for annual periods beginning on or after December 15, 2008. Retroactive application of SFAS No. 160 is prohibited. We adopted SFAS No. 160 effective on January 1, 2009 which had no material effect on our unaudited condensed consolidated financial position, results of operations or cash flows other than changing the description and moving the presentation of net loss attributable to the non-controlling interest below the net loss of our condensed consolidated statements of operations for the period from inception as the non-controlling interest or formerly known as minority interest ceased on May 27, 2007.

EITF No. 07-1

In December 2007, the FASB issued EITF No. 07-1, “Accounting for Collaborative Arrangements” (“EITF No. 07-1”). EITF No. 07-1 prescribes the accounting for parties of a collaborative arrangement to present the results of activities for the party acting as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-1 clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” EITF No. 07-1 is effective for collaborative arrangements that exist on January 1, 2009 and application is retrospective. We adopted EITF No. 07-1 effective on January 1, 2009 and the adoption had no material effect on our unaudited condensed consolidated financial position, results of operations or cash flows.

EITF No. 07-5

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008. We adopted EITF No. 07-5 effective on January 1, 2009 and the adoption had no material effect on our unaudited condensed consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Standards

In January 2009, the FASB issued Financial Statement of Position (“FSP”) Issue No. EITF No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted FSP EITF No. 99-20-1 and it did not have a material impact on the unaudited condensed consolidated financial statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following new accounting standards:

•
FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly , provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157 (“SFAS 157”),  Fair Value Measurements . FSP FAS 157-4 reaffirms what SFAS 157 states is the objective of fair value measurement, to reflect how much an asset would be sold for in an orderly transaction at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows.

•
FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This relates to fair value disclosures for any financial instruments that are not currently reflected on the consolidated balance sheet at fair value. FSP FAS 107-1 and APB 28-1 now require that fair value disclosures be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows.

•
FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This FSP is intended to bring greater consistency to the timing of impairment recognition and to provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows.

These standards are effective for periods ending after June 15, 2009. We are evaluating the impact that these standards will have on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 – Interim Financial Statements

The unaudited condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the three months ended March 31, 2009 and 2008. The financial data and other information disclosed in the notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2009.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10K filed on March 30, 2009 with SEC.

The consolidated financial statements as December 31, 2008 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

NOTE 3 - Net Income (Loss) Per Common Share

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS

Basic income (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period.

Diluted income (loss) per share is computed similarly to basic income (loss) per share except that it includes the potential dilution that could occur if dilutive securities were converted.  The potential dilutive shares were 25,273,200 common shares as of March 31, 2009. It was calculated from $2,527,320 of convertible notes and accrued interest and penalties. The conversion price was at $0.10 per share, the stock’s closing price as of March 31, 2009. Diluted loss per common share as of December 31, 2008 was the same as basic loss per share, as the effect of potentially dilutive securities (convertible debt – $1,770,750 at December 31, 2008 warrants – 4,720,000 at December 31, 2008 and derivative liabilities associated with the variable conversion price on the convertible debt, accrued interest and penalties of $815,284 for convertible shares of 9,502,150 at December 31, 2008), are anti-dilutive.

NOTE 4 - Inventories

Inventories consist of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)

Purchased game cards	$306,806	$372,058

All inventories are consisted of finished products. There was no valuation allowance for inventory loss at March 31, 2009 and December 31, 2008 as most of the purchased inventories are sold within one month.

NOTE 5 - Property and Equipment

Property and equipment is summarized as follows:

	Estimated	March 31,	December 31,
	Useful Lives	2009	2008
		(Unaudited)
Office Units and Improvement	31	$449,409	$449,931
Furnitures and Fixtures	5	9,921	9,932
Office Equipment	3	103,663	103,348
Software	3	35,113	35,153
Automobile	5	7,244	7,252
		605,350	605,616
Less: Accumulated Depreciation		150,190	134,327
		$455,160	$471,289

Depreciation and amortization expense was $16,009 and $14,669 for the three months ended March 31, 2009 and 2008, respectively.

The Company purchased three units of office space in July 2006 in Chongqing China. In the People’s Republic of China, land is owned by the State.  The right for the Company to use the land expires in 2037 and may be extended at that time. Accordingly, the office units and improvement represent those costs related to the buildings and improvement.

NOTE 6 – Website platform development

On July 16, 2008, the Company signed a website platform development contract with Ziya Company, a Chinese information technology company located in Hangzhou, China. The Company and Ziya will work jointly in the development of a state-of-the-art, online gaming transaction platform to be utilized internally by Qianbao in the marketing of online prepaid game card products throughout Chongqing and other major cities in China. On July 29, 2008, the Company paid Ziya Company 1,000,000 RMB, approximately $146,400 (translated as of March 31, 2009) to initiate the website platform project. The estimated development period is for nine months.

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

NOTE 7 - Convertible Debt

Convertible debt consists of the following:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Convertible notes payable
net of unamortized discount of $0 and $0, respectively	$1,770,750	$1,770,750
Less: current portion	1,770,750	1,770,750
Long term portion due after one year	$-	$-

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

Both of the Notes bear interest at the rate of prime plus 4% per annum but not less 8% (8% per annum at March 31, 2009), payable in either (a) cash equal to 110% of 8.33% of the initial principal amount or (b) absent any event of default, in shares of the Company’s common stock at the lesser of (i) $1.00 per share or (ii) 80% of the average of the closing bid prices of the Company’s common stock for the 20 trading days preceding the payment date at the option of the Company. Said payments commence on March 12, 2008 and all accrued but unpaid interest and any other amounts due thereon is due and payable on March 12, 2009, or earlier upon acceleration following an event of default, as defined in the Notes. The Company is in default on the Notes and accrued interest, which became due on March 12, 2009 (See Note 16).

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

Payment of the Notes along with the Company’s other obligations to the Purchasers is secured by all the assets of the Company and of its wholly-owned subsidiary Chongqinq Qianbao Technology Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Qianbao”). Such obligations are also secured by a pledge of all the shares the Company holds in Qianbao and the Company’s 13,860,000 shares of common stock which was converted from 4,950,000 shares of Series A Preferred Stock during 2007 (see Note 11), as well as personal guaranties of Guo Fan, the Chief Executive Officer and a director of the Company, and by Tao Fan, the Chief Executive Officer of Qianbao and Chief Operating Officer and a director of the Company.

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

The Company commenced the repayment of the Notes and interests on March 19, 2008. As of March 31, 2009, the Company paid $572,255 in total to the note holders, such payments representing the loan principal of $539,250, the loan interest of $13,005 and the fee of $20,000. The Company is in default on loan repayment. As of March 31, 2009, the unpaid liabilities consist of Notes principal of $1,770,750, accrued Notes interest of $313,452, accrued late payment penalty of $88,968 and a mandatory redemption penalty of $354,150 for unpaid principal balance.

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

NOTE 8 – Derivative Liabilities

The Company is accounting for the amended variable conversion price in the Convertible Notes, accrued and unpaid interest and penalties and the associated warrants as derivative liabilities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” due to the fact that the conversion features have a variable conversion price as a result of the Company’s Amendment made on the Convertible Notes dated December 30, 2008 (see Note 7), measured at fair value using the Black-Scholes option pricing model. The Company also determined that the warrants did not meet the conditions for equity classification because these instruments did not meet all of the criteria necessary for equity classification, hence the conversion feature could result in a variable number of shares to be issued upon conversion. This condition, which is outside of the Company’s control, could impact the Company’s ability to maintain the appropriate level of reserved shares in place required for the warrants. This could result in the need for the Company to obtain approval from its shareholders to increase its authorized share capital to accommodate the appropriate reserves for shares issuable upon exercise of the warrants. Since shareholder approval for this increase of authorized share capital cannot be guaranteed, the warrants, in accordance with EITF 00-19, need to be classified as a liability on the Company balance sheet, measured at fair value using the Black-Scholes option pricing model.

The Company combined all embedded features resulting from the December 30, 2008 Amendment that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. Derivative liabilities at March 31, 2009 and December 31, 2008 consist of the following:

	March 31,	December 31,
	2009	2008
	Fair Value	Fair Value
	(Unaudited)
Beneficial conversion feature	$927,526	$815,284
Warrants	385,254	1,095,112
Total derivative liabilities	1,312,780	1,910,396
Less: current liabilities	927,526	815,284
Long term liabilities	$385,254	$1,095,112

The Company has recorded a gain on derivatives of $597,616 for the three months ended March 31, 2009.

The significant assumptions used in Black – Scholes Model to determine the fair values of derivative liabilities as a result of the Amendment are as follows:

	2009	2008
	(Unaudited)
Risk-free interest rate	1.67%	1.47%
Expected stock price volatility	192.04%	192.04%
Expected dividend payout	$-	$-
Expected life	90 days to 3.46 years	72 days to 3.7 years

NOTE 9 - Loans Payable – Related Parties

Loans payable to related parties consist of the following:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Chief Executive Officer of the Company bearing interest at 5% per annum, payable on demand	$294,725	$324,725
Chief Operating Officer of the Company bearing interest at 6% per annum payable on demand	9,685	19,957
Chief Executive Officer of the Company bearing interest at 5% per annum, payable on demand	80,385	80,385
Total loan payable - related parties	384,795	425,067
Less: current portion	384,795	425,067
Long-term portion	$-	$-

The note due to the Chief Executive Officer (the “CEO”) is past due. The management is currently negotiating with the CEO to extend the maturity date of this note.

NOTE 10 - Commitments and Contingencies

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

NOTE 11 - Stockholders’ Equity

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

The Company’s Board of Directors may, without further action by the Company’s stockholders, from time to time, direct the issuance of any authorized but unissued or unreserved shares of preferred stock in series and at the time of issuance, determine the rights, preferences and limitations of each series.  The holders of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the common stock.  Furthermore, the board of directors could issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of the common stock. There was no shares issued during the period from January 1, 2009 to March 31, 2009.

Note 12 - Option and Warrants

Warrants

A summary of the status of the Company’s warrants is presented below:

	Date of Issuance	Number of Warrants	Exercise Price

Issued, Class A warrants	9/12/2007	1,155,000	$0.75
Issued, Class B warrants	9/12/2007	1,155,000	$0.75
Issued, Class A warrants	10/31/2007	1,155,000	$0.75
Issued, Class B warrants	10/31/2007	1,155,000	$0.75
Warrants issued for consulting service	12/31/2008	100,000	$4.25
Outstanding, December 31, 2008		4,720,000

Outstanding, March 31, 2009		4,720,000

Warrants outstanding and exercisable by price range as of March 31, 2009:

Class	Number	Average Weighted Remaining Contractual Life in Yrs	Exercise Price	Number	Weighted Average Exercise Price
A	2,310,000	3.46	$0.75	2,310,000	$0.75
B	2,310,000	3.46	0.75	2,310,000	0.75
	100,000	2.75	4.25	100,000	4.25
	4,720,000	3.44		4,720,000	$0.82

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

NOTE 13 - Related Party Transactions

Accounts Payable

Accrued interest payable related to the loans due to the officers (see Note 9) have been included in accounts payable, which amounted to $85,058 and $79,325 at March 31, 2009 and December 31, 2008, respectively.

Accrued salary payable to the CEO of the Company was $216,667 and $191,667 at March 31, 2009 and December 31, 2008, respectively.

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

NOTE 14 - Concentration of Credit Risk

The Company maintains cash balances in various banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear all risk if any of these banks become insolvent. As of March 31, 2009 and December 31, 2008, the Company’s uninsured cash balance was $55,995 and $154,876, respectively.

NOTE 15 - Income Taxes

The provision for income tax in the amount of $2,551 and $3,508 for the three months ended March 31, 2009 and 2008, respectively, were related to foreign income tax incurred and or paid to the Chinese tax agent. The Company’s income tax was assessed on the base of 13% of gross profit, which multiplied by the applicable tax brackets.

NOTE 16 - Subsequent Events

On October 7, 2008, the Company entered into a letter of intent agreement with Chongqing Aomei Advertising Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Aomei”), pursuant to which the Company intends to acquire from Aomei certain assets, including, intellectual property rights, advertising rights and client groups, in consideration for the issuance of a certain number of shares of the Company’s common stock to be mutually agreed upon after the Company has completed its due diligence investigation of Aomei and its assets. Due to the current market conditions, the Company did not take further actions as of the filing date of this report.

The Company is currently in default on the Convertible Notes and accrued interest, which became due in full amount effective March 12, 2009. As of May 12, 2009, the unpaid convertible notes payable balance is $1,770,750; unpaid accrued interest is $330,141; and unpaid accrued penalty interest is $396,048. The Company is currently negotiating with the Convertible Notes holders and or investors to seek ways to resolve the default issue. However, there can be no assurance that the Company will be successful with the negotiation with the Convertible Notes holders.

On May 4, 2009, the Company issued 1,078,588 shares to two investors, which represented the interest payment of $57,500. The conversion price was $0.0533 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

The following discussion should also be read in conjunction with our audited consolidated financial statements and Form 10-K filed on March 30, 2009. Although Qianbao is a subsidiary of Pay88, the acquisition of Qianbao by Pay88 that was consummated on September 5, 2006 has been treated as a reverse merger of Qianbao. This means that Qianbao is the continuing entity for financial reporting purposes.

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

Results of Operations

Comparison of Gross Profit for the Three Months Ended March 31, 2009 and 2008

	2009	2008
Net Sales	$4,104,990	$5,504,080
Cost of Sales	4,055,014	5,371,984
Gross Profit	$49,976	$132,096
Gross Profit Margin	1.22%	2.40%

Sales

Our net sales decreased by $1,399,090 or 25% from $5,504,080 for the three months ended March 31, 2008 to $4,104,990 for the three months ended March 31, 2009. Sales to local internet café or net bar decreased approximately by $891,000 or 33% from $2,697,000 for the three months ended March 31, 2008 to $1,806,000 for the three months ended March 31, 2009. Sales to regional distribution market deceased approximately by $508,000 or 18% from $2,807,000 for the three months ended March 31, 2008 to $2,299,000 for the three months ended March 31, 2009. These decreases are primarily due to slow down in economy and decrease in consumer demand.

Cost of Sales

Our cost of sales decreased by $1,316,970 or 25% from $5,371,984 for the three months ended March 31, 2008 to $4,055,014 for the three months ended March 31, 2009. The decrease was primarily attributable to the decrease in net sales. Our cost of sales consisted of the direct cost of game cards purchases made from our game developers, such decreases were in line with the decreases in our sales volume.

Gross Margin

Our prepaid multi player on line game cards and other prepaid products business generated a very low gross profit rate, which was approximately 1.2% and 2.4% in the three months period ended March 31, 2009 and 2008, respectively. We hope to expand our business into the regional distribution of game cards and to build self-made game cards in the future to improve the gross margin. However, there is no assurance that we will be successful in carrying out our plan, marketing and selling these products and/or improve our gross profit rate of our current products.

Comparison of Net Loss for the Three Months Ended March 31, 2009 and 2008

	2009	2008

Gross Profit	$49,976	$132,096

Payroll and related expenses	103,392	93,809
Professional fees	36,618	69,329
Selling expense	817	1,941
Other general and administrative expenses	69,787	54,139
Total operating expenses	210,614	219,218
Loss From Operations	(160,638)	(87,122)

Other income (expenses) - net	535,117	(594,349)
Provision for income tax	(2,551)	(3,508)

Net Income (Loss)	$371,928	$(684,979)

Operating Loss

Operating expenses, which consist of payroll and related expenses, professional fees, selling expenses, and other general and administrative expenses totaled to $210,614 for the three months ended March 31, 2009, as compared to $219,218 for the same period of 2008, representing a decrease of $8,604. Our operating loss for the three months ended March 31, 2009 was $160,638 as compared to an operating loss of $87,122 for the three months ended March 31, 2008, representing an increase in operating loss of $73,516. The increase in our operating loss was primarily due to a decrease in sales and lower gross profit.

 Payroll and Related Expenses

Our payroll and related expenses increased by $9,583 or 10% from $93,809 for the three months ended March 31, 2008 to $103,392 for the three months ended March 31, 2009. The increase was primarily attributable to 15% increase of wages (not include senior managers) during the second quarter of 2008 in accordance with the expansion of our operations in 2008. During the three months ended March 31, 2009, we have added three new employees. We had 64 full-time employees and 42 full-time employees as of March 31, 2009 and 2008, respectively. As of March 31, 2009, there were sixteen employees who are involved in technical operations of the Company, thirty-two are involved in sales and marketing and sixteen staffs are involved in management, human resources and accounting/finance. At March 31, 2008, we had eight employees who are involved in technical operations, twenty one in sales and marketing and the remainder in management, human resources and accounting/finance.

Professional Fees

Our professional fees decreased by $32,711 or 47% from $69,329 for the three months ended March 31, 2008 to $36,618 for the three months ended March 31, 2009. The decrease was primarily due to significant professional fees incurred in 2008 in connection with legal and accounting reporting of being a relative new public company.

Other General and Administrative Expenses

Our other general and administrative expenses increased by $15,648 or 29% from $54,139 for the three months ended March 31, 2008 to $69,787 for the three months ended March 31, 2009. The increase was primarily consisted of the bad debt expense, which increased by $10,160; depreciation and amortization expense, which increased by $1,340; automobile expenses increased by $1,484 and other increases.

Other Income (Expense), Net

Total other income was $535,117 for the three months ended March 31, 2009, an increase of $1,129,466 as compared to the other expense of $594,349 for the three months of ended March 31, 2008. The increase was primarily attributable to decrease of interest expenses incurred in connection with the amortization of convertible debt issuances in September and October 2007. We have had written off unamortized deferred financing costs and debt discount at the December 31, 2008 due to the default condition. Therefore, such expense is $0 for the three months end March 31, 2009 as compared to $516,147 incurred for the three months ended March 31, 2008. The increase of other income was also attributable to a decrease in the fair value of the derivative liabilities (Note 8).The Company’s derivative liabilities reduced by $597,616 from $1,910,396 as of December 31, 2008 to $1,312,780 at March 31, 2009 and recorded a gain of $597,616 consequently. We had zero derivative liabilities at and for the three months ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2009 and December 31, 2008, Pay88 had $59,431 and $159,071 in cash, respectively. We believe that such funds will not be sufficient to effectuate our plans with respect to the business of Qianbao over the next twelve months. We will need to seek additional capital for the purpose of financing our marketing efforts.

Cash flow used in operations for the three Months ended March 31, 2009 was $56,490, compared to $413,168 for the same period ended March 31, 2008. This was mainly due to decrease in the collection of accounts receivable during the three months ended March 31, 2009 as compared to the same period of 2008, resulted from reduction in sales volume.  In addition, the Company reduced balance of inventories and prepaid expenses for the three months ended March 31, 2009 as compared to the same period of 2008 due to reduction of consumer demand.

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

The Company commenced the repayment of the Notes and interests on March 19, 2008. As of March 31, 2009, the Company paid $572,255 in total to the Notes holders, which were paid during 2008, such payments representing the loan principal of $539,250, the loan interest of $13,005 and the fee of $20,000. The unpaid Notes balance is $1,770,750 at March 31, 2009.

The Company is currently in default on the Convertible Notes and accrued interest, which became due in full amount effective March 12, 2009. As of May 12, 2009, the unpaid convertible notes payable balance is $1,770,750; unpaid accrued interest is $330,141; and unpaid accrued penalty interest is $396,048. The Company is currently negotiating with the Convertible Notes holders and or investors to seek ways to resolve the default issue. However, there can be no assurance that the Company will be successful with the negotiation with the Convertible Notes holders.

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

On December 30, 2008, the Company entered into an amendment with the holders of its secured convertible promissory notes. The Amendment changed the original conversion price of $1.00 per share to $.80 per share. All the other terms of the notes remain unchanged in full force and effect. The Amendment also changed the exercise price of the Class A warrants from the original $0.81 per share to $0.75 per share, and the exercise price of Class B warrants from the original $1.13 per share to $0.75 per share.

As of December 31, 2008, the Company owed $425,067 to its two executive officers, Mr. Guo Fan, our president and chief executive officer and Mr. Tao Fan, our chief operating officer. During the three months ended March 31, 2009, the Company repaid net loans totaling $40,272 to our two executive officers. As of March 31, 2009, the accrued interest payable included in the accounts payable caption was $85,058. Also included in the accounts payable and accrued expenses at March 31, 2009, are accrued salaries in the amount of $216,667 owed to our Chief Executive Officer. Such salaries were made payable pursuant to an Employment Agreement between the Company and Mr. Guo Fan, dated February 1, 2007, pursuant to which the Company memorialized the employment of Mr. Guo Fan as its Chairman, President and Chief Executive Officer. Pursuant to said agreement, Mr. Guo Fan will be paid the annual salary of $100,000 during the five year term commencing February 1, 2007.

On July 16, 2008, the Company signed a website platform development contract with Ziya Company, a Chinese information technology company located in Hang Zhou, China. The Company and Ziya will work jointly in the development of a state-of-the-art, online gaming transaction platform to be utilized internally by Qianbao in the marketing of online prepaid game card products throughout Chongqing and other major cities in China. On July 29, 2008, the Company paid Ziya Company 1,000,000 RMB, approximately $146,400 (translated as of March 31, 2009) to initiate the Ziya platform expansion project. The estimated development period is for nine months. The website platform has been in testing stage since February 2009. We expect to finish the testing by the end of June 2009. However, there is no assurance that our testing will be successful.

Lack of Insurance

The Company currently has no insurance in force for its office facilities and operations and it cannot be certain that it can cover the risks associated with such lack of insurance or that it will be able to obtain and/or maintain insurance to cover these risks at economically feasible premiums.

Going Concern

The loss from operations was $160,638 and $87,122 for the three months ended March 31, 2009 and 2008, respectively. The Company has had negative cash flow from operations since April 24, 2006 (date of inception) and had an accumulated deficit of $16,608,150 at March 31, 2009. Substantial portions of the losses are attributable to amortization of debt discounts, consulting and professional fees and loss on derivatives. In addition, as of March 31, 2009, the Company had a working capital deficiency of $2,893,525 and delinquency in scheduled repayments of the Convertible Notes payable, accrued interests and penalties of $2,527,320.  Furthermore, the Company’s gross margin rate from its current operations was very low.  It was approximately 1.2% and 2.4% for the three months ended March 31, 2009 and 2008, respectively.  These factors raised substantial doubt about the Company’s ability to continue as going concern.

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

Basis of Presentation

The condensed consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. There can be no assurances that we will be successful in generating additional cash from equity or other sources to be used for operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (R) (revised 2004) “Share-Based Payment” which requires the measurement and recognition of compensation expense for all share-based payment awards made and or to be made to employees and directors (if any) including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values. The Company does not have any employee stock options and employee stock purchases plans at March 31, 2009.

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

New Accounting Pronouncements Effective January 1, 2009

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”).  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The new standard also improves transparency about how and why a company uses derivative instruments and how derivative instruments and related hedged items are accounted for under Statement No. 133. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted SFAS No. 161 effective on January 1, 2009 and the adoption had no material effect on our consolidated financial position, results of operations or cash flows.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). In SFAS No. 160, the FASB established accounting and reporting standards that require non-controlling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS No. 160 is effective for annual periods beginning on or after December 15, 2008. Retroactive application of SFAS No. 160 is prohibited. We adopted SFAS No. 160 effective on January 1, 2009 which had no material effect on our consolidated financial position, results of operations or cash flows other than changing the description and moving the presentation of net loss attributable to the non-controlling interest below the net loss of our condensed consolidated statements of operations for the period from inception as the non-controlling interest or formerly known as minority interest ceased on May 27, 2007.

EITF No. 07-1

In December 2007, the FASB issued EITF No. 07-1, “Accounting for Collaborative Arrangements” (“EITF No. 07-1”). EITF No. 07-1 prescribes the accounting for parties of a collaborative arrangement to present the results of activities for the party acting as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-1 clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” EITF No. 07-1 is effective for collaborative arrangements that exist on January 1, 2009 and application is retrospective. We adopted EITF No. 07-1 effective on January 1, 2009 and the adoption had no material effect on our financial position, results of operations or cash flows.

EITF No. 07-5

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008. We adopted EITF No. 07-5 effective on January 1, 2009 and the adoption had no material effect on our financial position, results of operations or cash flows.

Recently Issued Accounting Standards

In January 2009, the FASB issued Financial Statement of Position (“FSP”) Issue No. EITF No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted FSP EITF No. 99-20-1 and it did not have a material impact on the consolidated financial statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following new accounting standards:

•
FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly , provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157 (“SFAS 157”),  Fair Value Measurements . FSP FAS 157-4 reaffirms what SFAS 157 states is the objective of fair value measurement, to reflect how much an asset would be sold for in an orderly transaction at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows.

•
FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This relates to fair value disclosures for any financial instruments that are not currently reflected on the consolidated balance sheet at fair value. FSP FAS 107-1 and APB 28-1 now require that fair value disclosures be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows.

•
FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This FSP is intended to bring greater consistency to the timing of impairment recognition and to provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows.

These standards are effective for periods ending after June 15, 2009. We are evaluating the impact that these standards will have on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4(T).	Controls and Procedures.

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

There have been no material changes to the risks to our business described in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

The Company is currently negotiating with purchasers of its convertible notes and warrants for the total redemption of the notes and warrants.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2009.

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

PAY88, INC.

Dated: May 20, 2009	By:	/s/ Guo Fan
	Name:	Guo Fan
	Title:	President, Chief Executive Officer, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)