Form 10-Q
period 2009-06-30
PAY88
filed 2009-08-19
CIK 1338360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

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

As of August 19, 2009, 33,280,279 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements.

PAY88, INC. AND SUBSIDIARY

PAY88, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$77,092	$159,071
Accounts receivable, net of allowance of $43,071 and $16,693, as of June 30, 2009 and December 31, 2008, respectively	930,268	969,850
Inventories	268,900	372,058
Prepaid expense	92,123	189,575
Total Current Assets	1,368,383	1,690,554

Property and Equipment, Net	441,538	471,289
Other Assets:
Website platform development	-	146,570
Total Other Assets	-	146,570

TOTAL ASSETS	$1,809,921	$2,308,413

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,341,091	$1,248,780
Convertible notes payable	1,770,750	1,770,750
Derivative liabilities - current	927,255	815,284
Loan payable - related parties	431,407	425,067
Total Current Liabilities	4,470,503	4,259,881

Long Term Liabilities:
Derivative liabilities	374,088	1,095,112
TOTAL LIABILITIES	4,844,591	5,354,993

Commitments and Contingencies	-	-

Stockholders' Deficit:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 33,280,279 and 32,201,691 shares, issued and outstanding as of June 30, 2009 and December 31, 2008	33,280	32,202
Additional paid-in capital	13,732,065	13,675,643
Accumulated deficit	(17,023,100)	(16,980,078)
Accumulated other comprehensive income	223,085	225,653
Total Stockholders' Deficit	(3,034,670)	(3,046,580)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,809,921	$2,308,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAY88, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For Three Months Ended		For Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net Sales	$3,373,537	$4,682,489	$7,478,527	$10,186,569
Cost of Sales	3,358,592	4,585,734	7,413,606	9,957,718
Gross Profit	14,945	96,755	64,921	228,851
Operating Expenses:
Payroll and related expenses	103,448	94,976	206,840	188,785
Professional fees	62,782	80,818	99,400	150,147
Selling expenses	972	4,285	1,789	6,226
Other general and administrative expenses	66,464	71,643	136,251	125,782
Total Operating Expenses	233,666	251,722	444,280	470,940
Loss From Operations	(218,721)	(154,967)	(379,359)	(242,089)

Other Income (Expenses):
Interest income	15	586	41	1,065
Interest expense	(56,761)	(569,162)	(113,522)	(1,153,359)
Interest expense - related parties	(4,520)	(7,881)	(10,284)	(18,512)
Impairment loss on website platform development	(146,400)	-	(146,400)	-
Gain on derivatives, net	11,437	-	609,053	-
Total Other Income (Expense)	(196,229)	(576,457)	338,888	(1,170,806)
Net Loss Before Income Tax	(414,950)	(731,424)	(40,471)	(1,412,895)
Provision for income tax	-	2,519	2,551	6,027
Net Loss	$(414,950)	$(733,943)	$(43,022)	$(1,418,922)

Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.00)	$(0.05)
Weighted average shares outstanding - basic and diluted	32,889,143	31,730,523	32,547,316	31,259,234
Comprehensive Income (Loss):
Net income (loss)	$(414,950)	$(733,943)	$(43,022)	$(1,418,922)
Other comprehensive income (loss)	(1)	56,404	(2,568)	133,612
Comprehensive Income (Loss)	$(414,951)	$(677,539)	$(45,590)	$(1,285,310)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAY88, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2008 AND  THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

	Preferred Stock		Common Stock		Paid - in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance - December 31, 2007	-	$-	30,766,667	$30,767	$12,153,261	$(11,603,243)	$71,377	$652,162
Regulation S offering	-	-	1,300,024	1,300	1,753,732	-	-	1,755,032
Regulation S offering cost	-	-	-	-	(408,040)	-	-	(408,040)
Common stock issued for consulting services	-	-	135,000	135	158,490	-	-	158,625
Relative fair value of warrans issued for consulting services	-	-	-	-	18,200	-	-	18,200
Net loss for the year	-	-	-	-	-	(5,376,835)	-	(5,376,835)
Foreign currency translation adjustment	-	-	-	-	-	-	154,276	154,276
Balance - December 31, 2008	-	-	32,201,691	32,202	13,675,643	(16,980,078)	225,653	(3,046,580)
Common stock issued for loan interest payment	-	-	1,078,588	1,078	56,422	-	-	57,500
Foreign currency translation adjustment	-	-	-	-	-	-	(2,568)	(2,568)
Net loss - six months ended June 30, 2009	-	-	-	-	-	(43,022)	-	(43,022)
Balance - June 30, 2009 (Unaudited)	-	$-	33,280,279	$33,280	$13,732,065	$(17,023,100)	$223,085	$(3,034,670)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAY88, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THE SIX MONTHES ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$(43,022)	$(1,418,922)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Used in Operating Activities:
Bad debt expense	26,979	8,090
Depreciation and amortization	32,199	29,996
Common stock issued for repayment of accrued interest on convertible notes payable	57,500	-
Gain on derivatives, net	(609,053)	-
Impairment loss on website platform development	146,400	-
Amortization of debt discount and cash discount	-	1,003,316
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	13,204	(379,660)
Decrease in inventories	103,158	89,968
Decrease in prepaid expense	97,452	171,000
Increase in accounts payable and accrued expenses	92,311	202,031
Net Cash Used in Operating Activities	(82,872)	(294,181)

Cash Flows from Investing Activities:
Capital expenditures	(3,003)	(15,792)
Net Cash Used in Investing Activities	(3,003)	(15,792)

Cash Flows from Financing Activities
Proceeds from Regulation S offering	-	1,377,032
Cost of Regulation S offering	-	(332,440)
Repayment of convertible notes	-	(194,250)
Proceeds from (repayment to) short term loan - related parties	6,340	(363,327)
Net Cash Provided by Financing Activities	6,340	487,015

Effect of Exchange Rate Changes on Cash	(2,444)	112,902
Net (Decrease) Increase in Cash and Cash Equivalents	(81,979)	289,944
Cash and Cash Equivalents - Beginning of Period	159,071	124,108

Cash and Cash Equivalents - End of Period	$77,092	$414,052

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$33,005
Income taxes paid	$5,104	$3,230

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common stock issued for repayment of accrued interest on convertible notes payable	$57,500	$-

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

The 5,000,000 shares of Pay88 Series A Preferred Stock was convertible into 14,000,000 shares of Pay88 common stock (see Note 11). The holders of shares of Series A Preferred Stock were entitled to the number of votes equal to the number of shares of common stock into which such shares of Series A Preferred Stock could be converted.  With the issuance of the 5,000,000 shares of Pay88 Series A Preferred Stock, Qianbao’s stockholders have voting control of Pay88 (approximately 58%) and therefore the acquisition was accounted for as a reverse acquisition. The combination of the two companies is recorded as a recapitalization of Qianbao pursuant to which Qianbao is treated as the continuing entity although Pay88 is the legal acquirer.  Accordingly, the Company’s historical financial statements are those of Qianbao.

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

F – 5

NOTE 1 – Basis of Presentation (Continued)

Going Concern

The loss from operations was $379,359 and $242,089 for the six months ended June 30, 2009 and 2008, respectively. The Company has had negative cash flow from operations since April 24, 2006 (date of inception) and had an accumulated deficit of $17,023,100 at June 30, 2009. Substantial portions of the losses are attributable to amortization of debt discounts, consulting and professional fees and loss on derivatives. In addition, as of June 30, 2009, the Company had a working capital deficiency of $3,102,120 and delinquency in scheduled repayments of the Convertible Notes payable, accrued interests and penalties of $2,526,581.  Furthermore, the Company’s gross margin rate from its current operations was very low.  It was approximately 0.9% and 2.3% for the six months ended June 30, 2009 and 2008, respectively.  These factors raised substantial doubt about the Company’s ability to continue as going concern.

The Company is currently in default on the Convertible Notes and accrued interest, which became due in full amount effective March 12, 2009. The Company is currently negotiating with the Convertible Noteholders and or investors to restructure its current indebtedness and extend and or modify the existing terms. In addition, the Company’s continued existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

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

The Company has undertaken further steps as part of a plan to improve operations with the goal of sustaining its operations for the next twelve months and beyond to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company is planning to expand its current operations to increase its sales volume. The Company is also seeking for the opportunities to diversify its operations, which including other more profitable product lines and to improve its current gross margin.  However, there can be no assurance that the Company can successfully accomplish these steps and or business plans, and it is uncertain that the Company will achieve a profitable level of operations and be able to obtain additional financing.

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

These standards were effective for periods ending after June 15, 2009. The adoption of these accounting standards had no material effect on our consolidated financial statements.

SFAS No. 165

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  We adopted SFAS No. 165 for the Quarterly Report for the period ending June 30, 2009.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, which are referred to as subsequent events. The statement clarifies existing guidance on subsequent events, including a requirement that a public entity should evaluate subsequent events through the issue date of the financial statements, the determination of when the effects of subsequent events should be recognized in the financial statement and disclosures regarding all subsequent events.  SFAS No. 165 also requires a public entity to disclose the date through which an entity has evaluated subsequent events.  We have evaluated subsequent events through the date of filing as disclosed in Note 16.

SFAS No. 166

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140,” which eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS No. 166 is effective for periods beginning after November 15, 2009. The Company is evaluating the impact of SFAS No. 166 on its consolidated financial statements.

SFAS No. 167

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated and requires additional disclosures. SFAS No. 167 is effective for periods beginning after November 15, 2009. The Company is evaluating the impact of SFAS No. 167 on its consolidated financial statements.

SFAS No. 168

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative US GAAP recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also included in the Codification as sources of authoritative US GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this rule will not affect reported results of operations, financial condition or cash flows. The Company will implement SFAS No. 168 in its third quarter Form 10-Q by updating the previous FASB references to the Codification.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 – Interim Financial Statements

The unaudited condensed consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2009 and the results of operations and cash flows for the three and six months ended June 30, 2009 and 2008. The financial data and other information disclosed in the notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2009.

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

Diluted income (loss) per share is computed similarly to basic income (loss) per share except that it includes the potential dilution that could occur if dilutive securities were converted.  The potential dilutive shares were 25,265,810 common shares as of June 30, 2009. It was calculated from $2,526,581 of convertible notes and accrued interest and penalties. The conversion price was at $0.10 per share, the stock’s closing price as of June 30, 2009. Diluted loss per common share for the three months ended June 30, 2009 and 2008 and for the six months ended June 30, 2009 and 2008 was the same as basic loss per share, as the effect of potentially dilutive securities were anti-dilutive.

NOTE 4 - Inventories

Inventories consist of the following:

	June 30, 2009	December 31, 2008

Purchased game cards	$268,900	$372,058

All inventories are consisted of finished products. There was no valuation allowance for inventory loss at June 30, 2009 and December 31, 2008 as most of the purchased inventories are sold within one month.

NOTE 5 - Property and Equipment

Property and equipment is summarized as follows:

	Estimated
	Useful Lives	June 30, 2009	December 31, 2008

Office Units and Improvement	31	$449,409	$449,931
Furnitures and Fixtures	5	9,921	9,932
Office Equipment	3	106,232	103,348
Software	3	35,113	35,153
Automobile	5	7,244	7,252
		607,919	605,616
Less: Accumulated Depreciation and Amortization		166,381	134,327
		$441,538	$471,289

Depreciation and amortization expense was $16,190 and $14,669 for the three months ended June 30, 2009 and 2008, respectively, and $32,199 and $29,996 for the six months ended June 30, 2009 and 2008, respectively.

The Company purchased three units of office space in July 2006 in Chongqing China. In the People’s Republic of China, land is owned by the State.  The right for the Company to use the land expires in 2037 and may be extended at that time. Accordingly, the office units and improvement represent those costs related to the buildings and improvement.

NOTE 6 – Website platform development

On July 16, 2008, the Company signed a website platform development contract with Ziya Company, a Chinese information technology company located in Hangzhou, China. The Company and Ziya worked jointly in the development of a online gaming transaction platform to be utilized internally by Qianbao in the marketing of online prepaid game card products throughout Chongqing and other major cities in China. On July 29, 2008, the Company paid Ziya Company 1,000,000 RMB, approximately $146,400 (translated as of June 30, 2009) to initiate the website platform project.

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

The website platform had been in testing since February 2009 and management concluded on June 30, 2009 that it was not able to meet security requirement by the Company. The management decided to abandon the application of this website platform. The carrying value of the capitalized website platform development costs totaled $146,400 became impaired consequently during the second quarter ended June 30, 2009 and was recorded as an impairment loss on website platform development.

NOTE 7 - Convertible Debt

Convertible debt consists of the following:

	June 30, 2009	December 31, 2008

Convertible notes payable	$1,770,750	$1,770,750
Less: current portion	1,770,750	1,770,750
Long term portion due after one year	$-	$-

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

Both of the Notes bear interest at the rate of prime plus 4% per annum but not less 8% (8% per annum at June 30, 2009), payable in either (a) cash equal to 110% of 8.33% of the initial principal amount or (b) absent any event of default, in shares of the Company’s common stock at the lesser of (i) $1.00 per share or (ii) 80% of the average of the closing bid prices of the Company’s common stock for the 20 trading days preceding the payment date at the option of the Company. Said payments commence on March 12, 2008 and all accrued but unpaid interest and any other amounts due thereon is due and payable on March 12, 2009, or earlier upon acceleration following an event of default, as defined in the Notes. The Company is in default on the Notes and accrued interest, which became due on March 12, 2009 (See Note 16).

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

The Company commenced the repayment of the Notes and interests on March 19, 2008. As of March 31, 2009, the Company paid $572,255 in total to the note holders, such payments representing the loan principal of $539,250, the loan interest of $13,005 and the fee of $20,000. On May 4, 2009, the Company issued 1,078,588 shares to two investors, which represented the interest payment of $57,500. The conversion price was $0.0533 per share based on mutual negotiation with the two investors / Noteholders. The Company is in default on loan repayment. As of June 30, 2009, the unpaid liabilities consist of Notes principal of $1,770,750, accrued Notes interest of $290,882, accrued late payment penalty of $110,799 and a mandatory redemption penalty of $354,150 for unpaid principal balance.

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

F – 14

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

The Company combined all embedded features resulting from the December 30, 2008 Amendment that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. Derivative liabilities at June 30, 2009 and December 31, 2008 consist of the following:

	June 30, 2009	December 31, 2008
	Fair Value	Fair Value
	(Unaudited)
Benefical conversion feature	$927,255	$815,284
Warrants	374,088	1,095,112
Total derivative liabilities	1,301,343	1,910,396
Less: current liabilities	927,255	815,284
Long term liabilities	$374,088	$1,095,112

The Company has recorded a gain on derivatives of $11,437 and $609,053 for the three and six months ended June 30, 2009.

The significant assumptions used in Black – Scholes Model to determine the fair values of derivative liabilities as a result of the Amendment are as follows:

	June 30, 2009	December 31, 2008
	(Unaudited)
Risk-free interest rate	2.54%	1.47%
Expected stock price volatility	192.04%	192.04%
Expected dividend payout	$-	$-
Expected life	90 days to 3.21 years	72 days to 3.7 years

NOTE 9 - Loans Payable – Related Parties

Loans payable to related parties consist of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Chief Executive Officer of the Company bearing interest at 5% per annum, payable on demand	$293,025	$324,725
Chief Operating Officer of the Company bearing interest at 6% per annum payable on demand	57,997	19,957
Chief Executive Officer of the Company bearing interest at 5% per annum, payable on demand	80,385	80,385
Total loan payable - related parties	431,407	425,067
Less: current portion	431,407	425,067
Long-term portion	$-	$-

The notes due to the Chief Executive Officer (the “CEO”) and the Chief Operating Officer (the “COO”) are past due. The management is currently negotiating with the CEO and COO to extend the maturity date of these notes.

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

On May 4, 2009, the Company issued 1,078,588 shares to two investors / Noteholders, which represented the interest payment of $57,500. The conversion price was $0.0533 per share based on mutual negotiation with the two investors / Noteholders.

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

Note 12 - Option and Warrants

Warrants

A summary of the status of the Company’s warrants is presented below:

	Date of Issuance	Number of Warrants	Exercise Price

Issued, Class A warrants	9/12/2007	1,155,000	$0.75
Issued, Class B warrants	9/12/2007	1,155,000	$0.75
Issued, Class A warrants	10/31/2007	1,155,000	$0.75
Issued, Class B warrants	10/31/2007	1,155,000	$0.75
Warrants issued for consulting service	12/31/2008	100,000	$4.25
Outstanding, December 31, 2008		4,720,000

Outstanding, June 30, 2009		4,720,000

Warrants outstanding and exercisable by price range as of June 30, 2009:

Class	Number	Average Weighted Remaining Contractual Life in Yrs	Exercise Price	Number	Weighted Average Exercise Price
A	2,310,000	3.21	$0.75	2,310,000	$0.75
B	2,310,000	3.21	0.75	2,310,000	0.75
	100,000	2.50	4.25	100,000	4.25
	4,720,000	3.19		4,720,000	$0.82

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

NOTE 13 - Related Party Transactions

Accounts Payable

Accrued interest payable related to the loans due to the officers (see Note 9) have been included in accounts payable, which amounted to $89,578 and $79,325 at June 30, 2009 and December 31, 2008, respectively.

Accrued salary payable to the CEO of the Company was $241,667 and $191,667 at June 30, 2009 and December 31, 2008, respectively.

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

NOTE 14 - Concentration of Credit Risk

The Company maintains cash balances in various banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear all risk if any of these banks become insolvent. As of June 30, 2009 and December 31, 2008, the Company’s uninsured cash in bank balance was $72,406 and $153,536, respectively.

NOTE 15 - Income Taxes

The provision for income tax in the amount of $2,551 and $6,027 for the six months ended June 30, 2009 and 2008, respectively, were related to foreign income tax incurred and or paid to the Chinese tax agent. The Company’s income tax was assessed on the base of 13% of gross profit, which multiplied by the applicable tax brackets before December 31, 2008. Commencing on January 1, 2009, income tax will be based on earnings before income tax.

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

The Company is currently in default on the Convertible Notes and accrued interest, which became due in full amount effective March 12, 2009. As of June 30, 2009, the unpaid liabilities consist of Notes principal of $1,770,750, accrued Notes interest of $290,882, accrued late payment penalty of $110,799 and a mandatory redemption penalty of $354,150 for unpaid principal balance. The Company is currently negotiating with the Convertible Noteholders and or investors to seek ways to resolve the default issue. However, there can be no assurance that the Company will be successful with the negotiation with the Convertible Noteholders.

The management has determined that all subsequent events through the date of filing have been disclosed.

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

Results of Operations

Comparison of Gross Profit for the Three Months Ended June 30, 2009 and 2008

	Three Months Ended
	June 30,
	2009	2008
Net Sales	$3,373,537	$4,682,489
Cost of Sales	3,358,592	4,585,734
Gross Profit	$14,945	$96,755
Gross Profit Margin	0.44%	2.07%

Sales

Our net sales decreased by $1,308,952 or 28% from $4,682,489 for the three months ended June 30,  2008 to $3,373,537 for the three months ended June 30, 2009. Sales to local internet café or net bar decreased approximately by $378,185 or 16% from $2,294,420 for the three months ended June 30, 2008 to $1,916,235 for the three months ended June 30, 2009. Sales to regional distribution market deceased approximately by $930,767 or 39% from $2,388,069 for the three months ended June 30, 2008 to $1,457,302 for the three months ended June 30, 2009.  These decreases are primarily due to slow down in economy and decrease in consumer demand.

Cost of Sales

Our cost of sales decreased by $1,227,142 or 27% from $4,585,734 for the three months ended June 30, 2008 to $3,358,592 for the three months ended June 30, 2009. The decrease was primarily attributable to the decrease in net sales. Our cost of sales consisted of the direct cost of game cards purchases made from our game developers, such decreased were in line with the decrease in our sales volume.

Gross Margin

Our prepaid multi player on line game cards and other prepaid products business generated a very low gross profit rate, which was approximately 0.4% and 2.1% in the three month periods ended June 30, 2009 and 2008, respectively. The decrease of gross profit rate was primarily attributable to the decrease in both local internet cafe and regional sales.

Comparison of Net Loss for the Three Months Ended June 30, 2009 and 2008

	Three Months Ended
	June 30,
	2009	2008

Gross Profit	$14,945	$96,755

Payroll and related expenses	103,448	94,976
Professional fees	62,782	80,818
Selling expense	972	4,285
Other general and administrative expenses	66,464	71,643
Total operating expenses	233,666	251,722
Loss From Operations	(218,721)	(154,967)
Other expenses - net	(196,229)	(576,457)
Provision for income tax	-	(2,519)
Net Loss	$(414,950)	$(733,943)

Operating Loss

Operating expenses, which consist of payroll and related expenses, professional fees, selling expenses, and other general and administrative expenses totaled to $233,666 for the three months ended June 30, 2009, as compared to $251,722 for the same period of 2008, representing a decrease of $18,056. Our operating loss for the three months ended June 30, 2009 was $218,721 as compared to an operating loss of $154,967 for the three months ended June 30, 2008, representing an increase in operating loss of $63,754. The increase in our operating loss was primarily due to a decrease in sales.

 Payroll and Related Expenses

Our payroll and related expenses increased by $8,472 or 9% from $94,976 for the three months ended June 30, 2008 to $103,448 for the three months ended June 30, 2009. The increase was primarily attributable to 15% increase of wages (not include senior managers) during the second quarter of 2008 in accordance with the expansion of our operations in 2008. We had 64 full-time employees and 53 full-time employees as of June 30, 2009 and 2008, respectively. As of June 30, 2009, there were twenty-nine employees who were involved in technical operations of the Company, twenty were involved in sales and marketing and fifteen staffs were involved in management, human resources and accounting/finance. At June 30, 2008, we had ten employees who were involved in technical operations, twenty three in sales and marketing and the remainder in management, human resources and accounting/finance.

Professional Fees

Our professional fees decreased by $18,036 or 22% from $80,818 for the three months ended June 30, 2008 to $62,782 for the three months ended June 30, 2009. The decrease was primarily due to significant fees incurred in 2008 in connection with legal and accounting reporting of being a relative new public company.

Other General and Administrative Expenses

Our other general and administrative expenses decreased by $5,179 or 7% from $71,643 for the three months ended June 30, 2008 to $66,464 for the three months ended June 30, 2009. The decrease was primarily attributable to decrease of travel expenses, which decreased by $5,179.

Other Expenses, Net

Total other expenses was $196,229 for the three months ended June 30, 2009, a decrease of $380,228 as compared to the other expenses of $576,457 for the three months of ended June 30, 2008. The decrease was primarily attributable to decrease of interest expenses incurred in connection with the amortization of convertible debt issuances in September and October 2007. We have had written off unamortized deferred financing costs and debt discount at December 31, 2008 due to the default condition. Therefore, such expense is $0 for the three months ended June 30, 2009 as compared to $487,170 incurred for the three months ended June 30, 2008. The increase of other expenses was also attributable to a decrease in the fair value of the derivative liabilities (see Note 8 to the accompanying condensed consolidated financial statements). The Company’s derivative liabilities reduced by $11,437 from $1,312,780 as of March 31, 2009 to $1,301,343 at June 30, 2009 and recorded a gain of $11,437 consequently. We had zero derivative liabilities at and for the three months ended June 30, 2008. The decrease of other expenses was offset by the impairment loss on website platform development (Note 6) in the amount of $146,400.

Comparison of Gross Profit for the Six Months Ended June 30, 2009 and 2008

	Six Months Ended
	June 30,
	2009	2008
Net Sales	$7,478,527	$10,186,569
Cost of Sales	7,413,606	9,957,718
Gross Profit	$64,921	$228,851
Gross Profit Margin	0.87%	2.25%

Sales

Our net sales decreased by $2,708,042 or 27% from $10,186,569 for the six months ended June 30, 2008 to $7,478,527 for the six months ended June 30, 2009. Sales to local internet café or net bar decreased approximately by $497,389 or 10% from $4,787,687 for the six months ended June 30, 2008 to $4,290,298 for the six months ended June 30, 2009. Sales to regional distribution market deceased approximately by $2,210,653 or 41% from $5,398,882 for the six months ended June 30, 2008 to $3,188,229 for the six months ended June 30, 2009.  These decreases are primarily due to slow down in economy and decrease in consumer demand.

Cost of Sales

Our cost of sales decreased by $2,544,112 or 26% from $9,957,718 for the six months ended June 30, 2008 to $7,413,606 for the six months ended June 30, 2009. The decrease was primarily attributable to the decrease in net sales. Our cost of sales consisted of the direct cost of game cards purchases made from our game developers, such decreased were in line with the decrease in our sales volume.

Gross Margin

Our prepaid multi player on line game cards and other prepaid products business generated a very low gross profit rate, which was approximately 0.9% and 2.3% in the six months period ended June 30, 2009 and 2008, respectively. The decrease of gross profit rate was primarily attributable to the decrease in both local internet cafe and regional sales.

Comparison of Net Loss for the Six Months Ended June 30, 2009 and 2008

	Six Months Ended
	June 30,
	2009	2008

Gross Profit	$64,921	$228,851

Payroll and related expenses	206,840	188,785
Professional fees	99,400	150,147
Selling expense	1,789	6,226
Other general and administrative expenses	136,251	125,782
Total operating expenses	444,280	470,940
Loss From Operations	(379,359)	(242,089)
Other income (expenses) - net	338,888	(1,170,806)
Provision for income tax	(2,551)	(6,027)
Net Income (Loss)	$(43,022)	$(1,418,922)

Operating Loss

Operating expenses, which consist of payroll and related expenses, professional fees, selling expenses, and other general and administrative expenses totaled to $444,280 for the six months ended June 30, 2009, as compared to $470,940 for the same period of 2008, representing a decrease of $26,660 or 6%. Our operating loss for the six months ended June 30, 2009 was $379,359 as compared to an operating loss of $242,089 for the six months ended June 30, 2008, representing an increase in operating loss of $137,270. The increase in our operating loss was primarily attributable to the decrease in sales.

 Payroll and Related Expenses

Our payroll and related expenses increased by $18,055 or 10% from $188,785 for the six months ended June 30, 2008 to $206,840 for the six months ended June 30, 2009. The increase was primarily attributable to 15% increase of wages (not include senior managers) during the second quarter of 2008 in accordance with the expansion of our operations in 2008. During the six months ended June 30, 2009, we have added three new employees as compared to 61 full time employees at December 31, 2008. We had 64 full time employees and 53 full-time employees as of June 30, 2009 and 2008, respectively. As of June 30, 2009, there were twenty-nine employees who were involved in technical operations of the Company, twenty were involved in sales and marketing and fifteen staffs were involved in management, human resources and accounting/finance. At June 30, 2008, we had ten employees who were involved in technical operations, twenty-three in sales and marketing and the remainder in management, human resources and accounting/finance.

Professional Fees

Our professional fees decreased by $50,747 or 34% from $150,147 for the six months ended June 30, 2008 to $99,400 for the six months ended June 30, 2009. The decrease was primarily due to significant fees incurred in 2008 in connection with legal and accounting reporting of being a relative new public company.

Other General and Administrative Expenses

Our other general and administrative expenses increased by $10,469 or 8% from $125,782 for the six months ended June 30, 2008 to $136,251 for the six months ended June 30, 2009. The increase was primarily consisted of the bad debt expense, which increased by $18,889; depreciation and amortization expense, which increased by $2,203; and offset by decrease in other expenses.

Other Income (Expenses), Net

Total other income was $338,888 for the six months ended June 30, 2009, a decrease in other net expenses of $1,509,694 as compared to the other expenses of $1,170,806 for the six months ended June 30, 2008. The decrease was primarily attributable to decrease of interest expenses incurred in connection with the amortization of convertible debt issuances in September and October 2007. We have had written off unamortized deferred financing costs and debt discount at December 31, 2008 due to the default condition. Therefore, such expense is $0 for the six months end June 30, 2009 as compared to $1,003,316 incurred for the six months ended June 30, 2008. The increase of other expenses was also attributable to a decrease in the fair value of the derivative liabilities (see Note 8 to the accompanying condensed consolidated financial statements). The Company’s derivative liabilities reduced by $609,053 from $1,910,396 as of December 31, 2008 to $1,301,343 at June 30, 2009 and recorded a gain of $609,053 consequently. We had zero derivative liabilities at and for six months ended June 30, 2008. The decrease of other expenses was offset by the impairment loss on website platform development (see Note 6 to the accompanying condensed consolidated financial statements) in the amount of $146,400.

Liquidity and Capital Resources

As of June 30, 2009 and December 31, 2008, Pay88 had $77,092 and $159,071 in cash, respectively. We believe that such funds will not be sufficient to effectuate our plans with respect to the business of Qianbao over the next twelve months. We will need to seek additional capital for the purpose of financing our marketing efforts.

Cash flow used in operations for the six Months ended June 30, 2009 was $82,872, as compared to $294,181 for the same period ended June 30, 2008. This was mainly because the Company incurred more loss during the six months ended June 30, 2008 as compared to the six months ended June 30, 2009.

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

The Company commenced the repayment of the Notes and interests on March 19, 2008. As of March 31, 2009, the Company paid $572,255 in total to the note holders, such payments representing the loan principal of $539,250, the loan interest of $13,005 and the fee of $20,000. On May 4, 2009, the Company issued 1,078,588 shares to two investors, which represented the interest payment of $57,500. The conversion price was $0.0533 per share based on mutual negotiation with the two investors/noteholders. The Company is in default on loan repayment. As of June 30, 2009, the unpaid liabilities consist of Notes principal of $1,770,750, accrued Notes interest of $290,882, accrued late payment penalty of $110,799 and a mandatory redemption penalty of $354,150 for unpaid principal balance.

The Company is currently negotiating with the Convertible Noteholders and or investors to seek ways to resolve the default issue. However, there can be no assurance that the Company will be successful with the negotiation with the Convertible Noteholders.

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

As of December 31, 2008, the Company owed $425,067 to its two executive officers, Mr. Guo Fan, our president and chief executive officer and Mr. Tao Fan, our chief operating officer. During the six months ended June 30, 2009, the Company repaid net loans totaling $6,340 to our two executive officers. As of June 30, 2009, the accrued interest payable included in the accounts payable caption was $89,578. Also included in the accounts payable and accrued expenses at June 30, 2009, are accrued salaries in the amount of $241,667 owed to our Chief Executive Officer. Such salaries were made payable pursuant to an Employment Agreement between the Company and Mr. Guo Fan, dated February 1, 2007, pursuant to which the Company memorialized the employment of Mr. Guo Fan as its Chairman, President and Chief Executive Officer. Pursuant to said agreement, Mr. Guo Fan will be paid the annual salary of $100,000 during the five year term commencing February 1, 2007.

On July 16, 2008, the Company signed a website platform development contract with Ziya Company, a Chinese information technology company located in Hang Zhou, China. The Company and Ziya will work jointly in the development of a state-of-the-art, online gaming transaction platform to be utilized internally by Qianbao in the marketing of online prepaid game card products throughout Chongqing and other major cities in China. On July 29, 2008, the Company paid Ziya Company 1,000,000 RMB, approximately $146,400 (translated as of June 30, 2009) to initiate the Ziya platform expansion project.

The website platform had been in testing since February 2009 and management concluded on June 30, 2009 that it was not able to meet security requirement by the Company. The management decided to abandon the application of this website platform. The carrying value of the capitalized website platform development costs totaled $146,400 became impaired consequently during the second quarter ended June 30, 2009 and was recorded as an impairment loss on website platform development.

Lack of Insurance

The Company currently has no insurance in force for its office facilities and operations and it cannot be certain that it can cover the risks associated with such lack of insurance or that it will be able to obtain and/or maintain insurance to cover these risks at economically feasible premiums.

Going Concern

The loss from operations was $379,359 and $242,089 for the six months ended June 30, 2009 and 2008, respectively. The Company has had negative cash flow from operations since April 24, 2006 (date of inception) and had an accumulated deficit of $17,023,100 at June 30, 2009. Substantial portions of the losses are attributable to amortization of debt discounts, consulting and professional fees and loss on derivatives. In addition, as of June 30, 2009, the Company had a working capital deficiency of $3,102,120 and delinquency in scheduled repayments of the Convertible Notes payable, accrued interests and penalties of $2,526,581.  Furthermore, the Company’s gross margin rate from its current operations was very low.  It was approximately 0.9% and 2.3% for the six months ended June 30, 2009 and 2008, respectively.  These factors raised substantial doubt about the Company’s ability to continue as going concern.

The Company is currently in default on the Convertible Notes and accrued interest, which became due in full amount effective March 12, 2009. The Company is currently negotiating with the Convertible Noteholders and or investors to restructure its current indebtedness and extend and or modify the existing terms. In addition, the Company’s continued existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

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

The Company has undertaken further steps as part of a plan to improve operations with the goal of sustaining its operations for the next twelve months and beyond to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company is planning to expand its current operations to increase its sales volume. The Company is also seeking for the opportunities to diversify its operations, which including other more profitable product lines and to improve its current gross margin.  However, there can be no assurance that the Company can successfully accomplish these steps and or business plans, and it is uncertain that the Company will achieve a profitable level of operations and be able to obtain additional financing.

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

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Prepaid customer deposits and game credits will be deferred until the credits are used.

Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (R) (revised 2004) “Share-Based Payment” which requires the measurement and recognition of compensation expense for all share-based payment awards made and or to be made to employees and directors (if any) including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values. The Company does not have any employee stock options and employee stock purchases plans at June 30, 2009.

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

Recent Accounting Pronouncements

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

•
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

These standards were effective for periods ending after June 15, 2009. The adoption of these accounting standards had no material effect on our consolidated financial statements.

SFAS No. 165

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  We adopted SFAS No. 165 for the Quarterly Report for the period ending June 30, 2009.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, which are referred to as subsequent events. The statement clarifies existing guidance on subsequent events, including a requirement that a public entity should evaluate subsequent events through the issue date of the financial statements, the determination of when the effects of subsequent events should be recognized in the financial statement and disclosures regarding all subsequent events.  SFAS No. 165 also requires a public entity to disclose the date through which an entity has evaluated subsequent events.  We have evaluated subsequent events through the date of filing as disclosed in Note 16.

SFAS No. 166

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140,” which eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS No. 166 is effective for periods beginning after November 15, 2009. The Company is evaluating the impact of SFAS No. 166 on its consolidated financial statements.

SFAS No. 167

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated and requires additional disclosures. SFAS No. 167 is effective for periods beginning after November 15, 2009. The Company is evaluating the impact of SFAS No. 167 on its consolidated financial statements.

SFAS No. 168

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative US GAAP recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also included in the Codification as sources of authoritative US GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this rule will not affect reported results of operations, financial condition or cash flows. The Company will implement SFAS No. 168 in its third quarter Form 10-Q by updating the previous FASB references to the Codification.

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

Item 4(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of our limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of June 30, 2009.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended June 30, 2009 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended June 30, 2009 are fairly stated, in all material respects, in accordance with US GAAP.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended June 30, 2009, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the three months ended June 30, 2009.

Item 5.  Other Information.

None

Item 6.  Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d14(a) Certification of Guo Fan, the President, Chief Executive Officer, Treasurer and Director (attached hereto)

32.1	Section 1350 Certification of Guo Fan, the President, Chief Executive Officer, Treasurer and Director(attached hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAY88, INC.

Dated: August 19, 2009	By:	/s/ Guo Fan
	Name:	Guo Fan
	Title:	President, Chief Executive Officer, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)